Form 10-Q
period 2024-09-28
KinderCare Learning Companies, Inc.
filed 2024-11-21
CIK 1873529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42367

KinderCare Learning Companies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-1653366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5005 Meadows Road Lake Oswego, OR	97035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 872-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KLC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 18, 2024, the registrant had 117,966,089 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

•
our ability to address changes in the demand for child care and workplace solutions;
•
our ability to adjust to shifts in workforce demographics, economic conditions, office environments and unemployment rates;
•
our ability to hire and retain qualified teachers, management, employees, and maintain strong employee engagement;
•
the impact of public health crises, such as the COVID-19 pandemic, on our business, financial condition and results of operations;
•
our ability to address adverse publicity;
•
changes in federal child care and education spending policies and budget priorities;
•
our ability to acquire additional capital;
•
our ability to successfully identify acquisition targets, acquire businesses and integrate acquired operations into our business;
•
our reliance on our subsidiaries;
•
our ability to protect our intellectual property rights;
•
our ability to protect our information technology and that of our third-party service providers;
•
our ability to manage the costs and liabilities of collecting, using, storing, disclosing, transferring and processing personal information;
•
our ability to manage payment-related risks;
•
our expectations regarding the effects of existing and developing laws and regulations, litigation and regulatory proceedings;
•
our ability to maintain adequate insurance coverage;
•
the fluctuation in our stock price;
•
the occurrence of natural disasters, environmental contamination or other highly disruptive events; and
•
our ability to maintain adequate insurance coverage; and
•
the other factors set forth under “Risk Factors.”

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

KinderCare Learning Companies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$137,240	$156,147
Accounts receivable, net	100,923	88,086
Prepaid expenses and other current assets	64,656	39,194
Total current assets	302,819	283,427
Property and equipment, net	413,310	395,745
Goodwill	1,119,259	1,110,591
Intangible assets, net	432,149	439,001
Operating lease right-of-use assets	1,372,242	1,351,863
Other assets	82,718	72,635
Total assets	$3,722,497	$3,653,262
Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable and accrued liabilities	$226,680	$154,463
Current portion of long-term debt	15,827	13,250
Operating lease liabilities—current	144,731	133,225
Deferred revenue	28,181	25,807
Other current liabilities	89,114	99,802
Total current liabilities	504,533	426,547
Long-term debt, net	1,496,423	1,236,974
Operating lease liabilities—long-term	1,315,098	1,301,656
Deferred income taxes, net	57,715	60,733
Other long-term liabilities	113,153	120,472
Total liabilities	3,486,922	3,146,382
Commitments and contingencies (Note 16)
Shareholder's equity:
Common stock, par value $0.01; 200,000,000 shares authorized; 90,366,089 shares issued and outstanding as of September 28, 2024 and December 30, 2023	904	904
Additional paid-in capital	77,425	383,188
Retained earnings	163,844	123,101
Accumulated other comprehensive loss	(6,598)	(313)
Total shareholder's equity	235,575	506,880
Total liabilities and shareholder's equity	$3,722,497	$3,653,262

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Revenue	$671,476	$624,468	$2,016,079	$1,892,186
Costs and expenses:
Cost of services (excluding depreciation and impairment)	521,093	468,422	1,518,818	1,357,299
Depreciation and amortization	29,641	27,069	87,393	80,582
Selling, general, and administrative expenses	65,110	68,477	234,148	220,597
Impairment losses	1,257	1,776	7,140	7,081
Total costs and expenses	617,101	565,744	1,847,499	1,665,559
Income from operations	54,375	58,724	168,580	226,627
Interest expense	39,459	38,451	119,806	114,365
Interest income	(1,260)	(1,581)	(5,120)	(4,119)
Other (income) expense, net	(1,937)	716	(5,721)	(1,725)
Income before income taxes	18,113	21,138	59,615	118,106
Income tax expense	4,154	5,102	18,872	30,375
Net income	$13,959	$16,036	$40,743	$87,731
Other comprehensive (loss) income, net of tax:
Change in net (losses) gains on cash flow hedges	(14,406)	(65)	(6,285)	2,420
Total comprehensive (loss) income	$(447)	$15,971	$34,458	$90,151
Net income per common share:
Basic	$0.15	$0.18	$0.45	$0.97
Diluted	$0.15	$0.18	$0.45	$0.97
Weighted average number of common shares outstanding:
Basic	90,366	90,366	90,366	90,366
Diluted	90,366	90,366	90,366	90,396

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Shareholder's Equity (Unaudited)

(In thousands)

	Three Months Ended September 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of July 1, 2023	90,366	$904	$382,275	$92,238	$477	$475,894
Equity-based compensation			51			51
Other comprehensive loss, net of tax					(65)	(65)
Net income				16,036		16,036
Balance as of September 30, 2023	90,366	$904	$382,326	$108,274	$412	$491,916

	Three Months Ended September 28, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of June 29, 2024	90,366	$904	$78,756	$149,885	$7,808	$237,353
Equity-based compensation			(1,331)			(1,331)
Other comprehensive loss, net of tax					(14,406)	(14,406)
Net income				13,959		13,959
Balance as of September 28, 2024	90,366	$904	$77,425	$163,844	$(6,598)	$235,575

	Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 31, 2022	90,366	$904	$388,247	$20,543	$(2,008)	$407,686
Equity-based compensation			829			829
Reclassification of equity— classified stock options and restricted stock units to liability-classified			(6,750)			(6,750)
Other comprehensive income, net of tax					2,420	2,420
Net income				87,731		87,731
Balance as of September 30, 2023	90,366	$904	$382,326	$108,274	$412	$491,916

	Nine Months Ended September 28, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 30, 2023	90,366	$904	$383,188	$123,101	$(313)	$506,880
Equity-based compensation			14,237			14,237
Distribution to KC Parent			(320,000)			(320,000)
Other comprehensive loss, net of tax					(6,285)	(6,285)
Net income				40,743		40,743
Balance as of September 28, 2024	90,366	$904	$77,425	$163,844	$(6,598)	$235,575

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating activities:
Net income	$40,743	$87,731
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	87,393	80,582
Impairment losses	7,140	7,081
Change in deferred taxes	(761)	(2,690)
Loss on extinguishment of long-term debt, net	895	3,957
Loss on extinguishment of indebtedness to related party	—	472
Amortization of debt issuance costs	4,956	5,589
Equity-based compensation	22,316	13,873
Realized and unrealized gains from investments held in deferred compensation asset trusts	(3,285)	(1,001)
Gain on disposal of property and equipment	(1,505)	(642)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,936)	(10,028)
Prepaid expenses and other current assets	(15,809)	32,968
Other assets	(2,898)	(1,246)
Accounts payable and accrued liabilities	60,100	30,747
Leases	2,321	(8,455)
Deferred revenue	2,374	1,637
Other current liabilities	(19,549)	25,403
Other long-term liabilities	(14,759)	43,452
Related party payables	—	(1,666)
Cash provided by operating activities	156,736	307,764
Investing activities:
Purchases of property and equipment	(94,614)	(89,774)
Payments for acquisitions, net of cash acquired	(10,497)	(3,638)
Proceeds from the disposal of property and equipment	1,537	834
Investments in deferred compensation asset trusts	(6,767)	(5,402)
Proceeds from deferred compensation asset trust redemptions	1,639	1,438
Cash used in investing activities	(108,702)	(96,542)
Financing activities:
Distribution to KC Parent	(320,000)	—
Proceeds from issuance of long-term debt	264,338	1,258,750
Repayment of long-term debt	—	(1,310,881)
Repayment of indebtedness to related party	—	(56,328)
Principal payments of long-term debt	(7,933)	(2,943)
Payments of debt issuance costs	(230)	(7,320)
Repayments of promissory notes	(339)	(777)
Payments of financing lease obligations	(1,223)	(1,370)
Payments of deferred offering costs	(1,725)	—
Payments of contingent consideration for acquisitions	—	(6,917)
Cash used in financing activities	(67,112)	(127,786)
Net change in cash, cash equivalents, and restricted cash	(19,078)	83,436
Cash, cash equivalents, and restricted cash at beginning of period	156,412	105,469
Cash, cash equivalents, and restricted cash at end of period	$137,334	$188,905

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(In thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$137,240	$188,641
Restricted cash included within other assets	94	264
Total cash, cash equivalents, and restricted cash at end of period	$137,334	$188,905
Supplemental cash flow information:
Cash paid for interest	$75,750	$102,634
Cash paid for income taxes, net of refunds	37,079	19,447
Cash paid for amounts included in the measurement of operating lease liabilities	217,564	213,297
Non-cash operating activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$143,824	$41,977
Reclassification of equity-classified stock options and restricted stock units to liability-classified	—	6,750
Non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued liabilities	$8,537	$5,780
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	110	2,697
Reductions to finance lease right-of-use assets resulting from reductions to finance lease liabilities	—	512
Deferred offering costs included in accounts payable and accrued liabilities	6,997	—
Measurement period and other adjustments to reduce contingent consideration payable	—	32

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—KinderCare Learning Companies, Inc. (the "Company") offers early childhood education and care programs to children ranging from six weeks through 12 years of age. Founded in 1969, the services provided include infant, toddler, preschool, kindergarten, and before- and after-school programs. The Company provides childhood education and care programs within the following categories:

Community-Based and Employer-Sponsored Early Childhood Education and Care—The Company provides early childhood education and care services, as well as back-up care, primarily marketed under the names KinderCare Learning Centers and Crème School (formerly Crème de la Crème). Additionally, the Company partners with employer sponsors under a variety of arrangements such as discounted rent, enrollment guarantees, or an arrangement whereby the center is managed by the Company in return for a management fee. As of September 28, 2024, the Company provided community-based and employer-sponsored early childhood education and care services through 1,573 centers with a licensed capacity of 210,972 children in 39 states and the District of Columbia.

Before- and After-School Educational Services—The Company provides before- and after-school educational services for preschool and school-age children under the name Champions. As of September 28, 2024, Champions offered educational services through 1,018 sites in 28 states and the District of Columbia. These sites primarily operate at elementary school facilities.

Initial Public Offering—On October 8, 2024, the Company’s registration statement on Form S-1, as amended (File No. 333-281971) ("Form S-1") related to its initial public offering (“IPO”), was declared effective by the Securities and Exchange Commission (“SEC”). In connection with the IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of the Company’s registration statement on Form S-1 for its IPO (the “Common Stock Conversion”). As a result, 756,816,836 shares of Class A common stock outstanding were converted to 90,366,089 shares of common stock. All current and prior period shares outstanding, per share amounts, and equity-based compensation awards disclosures, as applicable, have been adjusted to retrospectively reflect the Common Stock Conversion in the unaudited condensed consolidated interim financial statements and notes thereto.

Refer to Note 13, Shareholder's Equity and Equity-Based Compensation, Note 14, Net Income per Common Share, and Note 18, Subsequent Events, for further information on events and transactions that occurred in connection with the IPO.

Deferred Offering Costs—Offering costs, primarily consisting of accounting, legal, printing and filing services, and other third-party fees that are directly related to an IPO that is probable of successful completion, are deferred until such financing is consummated. After consummation of an IPO, these costs are recorded as a reduction of the proceeds received as a result of the IPO. Other non-recurring incremental organizational costs related to preparing for an IPO are expensed as incurred. As of September 28, 2024, the Company recorded $8.7 million in deferred offering costs within prepaid expenses and other current assets on the consolidated balance sheets, and as of December 30, 2023, the Company did not record any deferred offering costs. Refer to Note 5, Prepaid Expenses and Other Current Assets.

Basis of Presentation—The unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations.

The unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 28, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2024 or for any other future annual or interim period.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated annual financial statements and notes thereto for the fiscal year ended December 30, 2023 filed with the SEC on October 9, 2024, pursuant to Rule 424(b) under the Securities Act ("Prospectus"). Capitalized terms not defined herein shall have the meaning set forth in the audited consolidated annual financial statements and notes thereto included in the Prospectus.

There have been no changes to the significant accounting policies described in the Company’s audited consolidated annual financial statements and notes thereto for the fiscal year ended December 30, 2023 included in the Prospectus.

Recently Issued Accounting Pronouncements—In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public business entity to disclose specific information about certain costs and expenses in the notes to the financial statements for interim and annual reporting periods. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies the scope application of profits interest and similar awards by adding illustrative guidance in Accounting Standards Codification ("ASC") 718. The ASU clarifies how to determine whether profits interest and similar awards are in the scope of ASC 718 and modifies the language in paragraph 718-10-15-3 to improve its clarity and operability. The guidance is effective for annual periods beginning after December 15, 2024, including interim periods within those annual periods, and may be applied prospectively or retrospectively. The Company is in the process of determining the impact this ASU will have on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. The Company is in the process of determining the impact this ASU will have on the disclosure requirements related to income taxes.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which requires additional reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the ASU enhances interim disclosure requirements effectively making the current annual requirements a requirement for interim reporting. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Unless it is impracticable to do so, the guidance should be applied retrospectively. The Company is in the process of determining the impact this ASU will have on the disclosure requirements related to segments.

2.
GOVERNMENT ASSISTANCE

The Company receives government assistance from various governmental entities to support the operations of its early childhood education and care centers and before- and after-school sites, which is comprised of both Income Grants and Capital Grants. Income Grants consist primarily of funds received for reimbursement of food costs, teacher compensation, and classroom supplies, and in certain cases, as incremental revenue. Refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 2, Government Assistance, within the audited consolidated annual financial statements for the fiscal year ended December 30, 2023 included in the Prospectus for further information regarding the Company's government assistance policy and disclosures related to all forms of government assistance received.

A portion of the Company's food costs are reimbursed through the federal Child and Adult Care Food Program. The program is operated by states to partially or fully offset the cost of food for children that meet certain criteria. The Company recognized food subsidies of $13.2 million and $10.9 million during the three months ended September 28, 2024 and September 30, 2023, and $38.6 million and $33.7 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

COVID-19 Related Stimulus

The federal government passed multiple stimulus packages since the onset of the coronavirus disease 2019 ("COVID-19") pandemic to stabilize the child care industry, including without limitation, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act”), the Consolidated Appropriations Act, and the American Rescue Plan Act. "COVID-19 Related Stimulus" refers to grants arising from governmental acts relating to the COVID-19 pandemic and are accounted for in accordance with the Company's government assistance policy.

COVID-19 Related Stimulus is recognized as revenue or as cost reimbursements based on stipulations within each specific grant. Revenue arising from COVID-19 Related Stimulus is to replace lost revenue at centers due to closures or reduced enrollment as a result of the COVID-19 pandemic. The Company recognized $0.2 million and $1.4 million during the three months ended September 28, 2024 and September 30, 2023, and $0.3 million and $3.0 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, in revenue from COVID-19 Related Stimulus in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Additionally, the Company recognized $16.9 million and $36.9 million during the three months ended September 28, 2024 and September 30, 2023, and $55.9 million and $145.2 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, in funding for reimbursement of center operating expenses, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

As of September 28, 2024 and December 30, 2023, $1.3 million and $1.0 million, respectively, were recorded in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets for amounts receivable from COVID-19 Related Stimulus. Refer to Note 5, Prepaid Expenses and Other Current Assets. The Company records a deferred grant liability for amounts received from government assistance that do not yet meet the Company’s recognition criteria. As of September 28, 2024 and December 30, 2023, $7.2 million and $18.1 million, respectively, were recorded for deferred grants, primarily related to COVID-19 Related Stimulus, in other current liabilities on the unaudited condensed consolidated balance sheets.

The Employee Retention Credit (“ERC”), established by the CARES Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, the Company applied for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. During the nine months ended September 28, 2024, the Company recognized $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $0.5 million in interest income in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. No ERC was recognized during the three months ended September 28, 2024 and the three and nine months ended September 30, 2023. As of September 28, 2024 and December 30, 2023, deferred ERC liabilities of $31.4 million and $20.6 million were recorded in other current liabilities and $12.3 million and $43.7 million were recorded in other long-term liabilities, respectively, on the unaudited condensed consolidated balance sheets. Additionally, the Company recorded $3.4 million in ERC receivables in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as of September 28, 2024 as there is reasonable assurance these reimbursements will be received. Refer to Note 5, Prepaid Expenses and Other Current Assets, and Note 15, Income Taxes. Refer to Note 20, Income Taxes, within the audited consolidated annual financial statements for the fiscal year ended December 30, 2023 included in the Prospectus for further information regarding uncertain tax positions for ERC not yet recognized.

3.
ACQUISITIONS

The Company's growth strategy includes expanding and diversifying service offerings through acquiring high quality early childhood education centers.

2024 Acquisitions—During the nine months ended September 28, 2024, the Company acquired 16 early childhood education centers in eight separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $10.5 million. The Company recorded goodwill of $8.7 million, which is deductible for tax purposes, and fixed assets of $1.9 million. The operating results for the acquired centers, which were not material to the

Company’s overall financial results, are included in the unaudited condensed consolidated statements of operations and comprehensive (loss) income from the dates of acquisition.

2023 Acquisitions—During the nine months ended September 30, 2023, the Company acquired two early childhood education centers in two separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $2.4 million. The Company recorded goodwill of $2.3 million, which is deductible for tax purposes, and fixed assets of $0.1 million. The operating results for the acquired centers, which were not material to the Company’s overall financial results, are included in the unaudited condensed consolidated statements of operations and comprehensive (loss) income from the dates of acquisition.

4.
REVENUE RECOGNITION

Contract Balances

The Company records deferred revenue when payments are received in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. Payment from parents for tuition is typically received in advance on a weekly or monthly basis, in which case the revenue is deferred and recognized as the performance obligation is satisfied. The Company has the unconditional right to consideration as it satisfies the performance obligations, therefore no contract assets are recognized. During the three and nine months ended September 28, 2024, $0.1 million and $25.4 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of December 30, 2023. During the three and nine months ended September 30, 2023, $0.1 million and $24.8 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of December 31, 2022.

The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are expensed as incurred in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Disaggregation of Revenue

The following table disaggregates total revenue between education centers and school sites (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Early childhood education centers	$626,439	$585,919	$1,872,894	$1,774,767
Before- and after-school sites	45,037	38,549	143,185	117,419
Total revenue	$671,476	$624,468	$2,016,079	$1,892,186

A portion of revenue is generated from families whose tuition is subsidized by amounts received from government agencies. Subsidy revenue was $242.6 million and $201.4 million during the three months ended September 28, 2024 and September 30, 2023, and $699.8 million and $596.0 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, recognized within revenue in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Performance Obligations

The transaction price allocated to the remaining performance obligations relates to services that are paid or invoiced in advance. The Company does not disclose the transaction price allocated to unsatisfied performance obligations for contracts with an original contractual period of one year or less, or for variable consideration allocated entirely to wholly unsatisfied promises that form part of a series of services. The Company’s remaining performance obligations not subject to the practical expedients are not material.

5.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets included the following (in thousands):

	September 28, 2024	December 30, 2023
Prepaid income taxes	$17,318	$—
Prepaid insurance	9,385	16,505
Deferred offering costs	8,722	—
Receivable related to uncertain tax positions	7,863	—
Prepaid computer maintenance	6,428	3,935
Employee retention credits receivable	3,374	—
Prepaid professional fees	3,162	3,647
Prepaid property taxes	2,717	1,821
Grants receivable	1,327	987
Interest rate derivative contracts	497	1,208
Prepaid rent	350	1,176
Insurance receivables	248	6,099
Other	3,265	3,816
Total prepaid expenses and other current assets	$64,656	$39,194

6.
GOODWILL

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 30, 2023	$1,110,591
Additions from acquisitions	8,668
Balance as of September 28, 2024	$1,119,259

7.
LEASES

Right-of-use ("ROU") assets and lease liabilities balances were as follows (in thousands):

	September 28, 2024	December 30, 2023
Assets:
Operating lease right-of-use assets	$1,372,242	$1,351,863
Finance lease right-of-use assets	4,939	5,996
Total lease right-of-use assets	$1,377,181	$1,357,859
Liabilities—current:
Operating lease liabilities	$144,731	$133,225
Finance lease liabilities	1,523	1,573
Total current lease liabilities	146,254	134,798
Liabilities—long-term:
Operating lease liabilities	1,315,098	1,301,656
Finance lease liabilities	4,084	5,147
Total long-term lease liabilities	1,319,182	1,306,803
Total lease liabilities	$1,465,436	$1,441,601

Finance lease ROU assets are included in other assets and finance lease liabilities are included in other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 9, Fair Value Measurements, for information regarding impairment of ROU assets.

Lease Expense

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Lease expense:
Operating lease expense	$73,212	$70,051	$216,145	$210,973
Finance lease expense:
Amortization of right-of-use assets	392	403	1,167	1,284
Interest on lease liabilities	124	134	391	376
Short-term lease expense	2,256	1,967	5,702	4,813
Variable lease expense	17,702	15,483	51,913	45,937
Total lease expense	$93,686	$88,038	$275,318	$263,383

Other Information

The weighted average remaining lease term and the weighted average discount rate as of September 28, 2024 and December 30, 2023 were as follows:

	September 28, 2024	December 30, 2023
Weighted average remaining lease term (in years) (Operating)	9	9
Weighted average remaining lease term (in years) (Finance)	4	5
Weighted average discount rate (Operating)	9.5%	9.6%
Weighted average discount rate (Finance)	8.5%	8.5%

Maturity of Lease Liabilities

The following table summarizes the maturity of lease liabilities as of September 28, 2024 (in thousands):

	Finance Leases	Operating Leases	Total Leases
Remainder of 2024	$474	$58,025	$58,499
2025	1,833	285,618	287,451
2026	1,491	273,085	274,576
2027	1,396	257,595	258,991
2028	870	238,617	239,487
Thereafter	563	1,037,979	1,038,542
Total lease payments	6,627	2,150,919	2,157,546
Less imputed interest	1,020	691,090	692,110
Present value of lease liabilities	5,607	1,459,829	1,465,436
Less current portion of lease liabilities	1,523	144,731	146,254
Long-term lease liabilities	$4,084	$1,315,098	$1,319,182

As of September 28, 2024, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $150.9 million. The leases are expected to commence between 2025 and 2027 and have initial lease terms of approximately 15 years.

The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are established based on the Company’s first lien term loan.

8.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities included the following (in thousands):

	September 28, 2024	December 30, 2023
Accounts payable	$66,340	$50,593
Accrued compensation and related expenses	95,578	78,858
Accrued interest	37,416	780
Accrued property and other taxes	24,323	21,493
Other	3,023	2,739
Total accounts payable and accrued liabilities	$226,680	$154,463

9.
FAIR VALUE MEASUREMENTS

Fair value guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-level hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach).

The levels of the fair value hierarchy are described below:

•
Level 1: Quoted prices in active markets for identical assets or liabilities.
•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•
Level 3: Unobservable inputs with little or no market data available, which require the reporting entity to develop its own assumptions.

Investments held for the Deferred Compensation Plan—The Company records the fair value of the investments and cash and cash equivalents held for the deferred compensation plan in other assets on the unaudited condensed consolidated balance sheets. The carrying value of cash and cash equivalents held in the fund approximates fair value, and the amounts were not material as of September 28, 2024 and December 30, 2023. The investments held in the plan consist of mutual funds and money market funds with fair values that can be corroborated by prices for identical assets and therefore are classified as Level 1 investments under the fair value hierarchy. The following tables summarize the composition of the underlying investments in the Company's deferred compensation plan trust assets, excluding cash and cash equivalents (in thousands):

	Fair Value Measurements Using
	Balance as of September 28, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,347	$6,347	$—	$—
Mutual Funds	30,908	30,908	—	—
	$37,255	$37,255	$—	$—

	Fair Value Measurements Using
	Balance as of December 30, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$4,487	$4,487	$—	$—
Mutual Funds	24,546	24,546	—	—
	$29,033	$29,033	$—	$—

Derivative Financial Instruments—The Company's derivative financial instruments include interest rate derivative contracts. The fair value of derivative financial instruments is determined using observable market inputs such as quoted prices for similar instruments, forward pricing curves, and interest rates, and considers nonperformance risk of the Company and its counterparties, and as such, derivative financial instruments are classified as Level 2. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contracts. The Company elects to record its derivative financial instruments at net fair value on the unaudited condensed consolidated balance sheets. As of September 28, 2024 and December 30, 2023, the Company's interest rate derivative contracts of $0.5 million and $1.2 million, respectively, were recorded in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. Additionally, as of September 28, 2024, the Company's interest rate derivative contracts of $9.4 million were recorded in other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 5, Prepaid Expenses and Other Current Assets, and Note 11, Risk Management and Derivatives, for additional information regarding the Company’s derivative financial instruments.

Long-Term Debt—The Company records long-term debt on the unaudited condensed consolidated balance sheets at adjusted cost, net of unamortized issuance costs. The estimated fair value of first lien term loans was $1,588.6 million as of September 28, 2024 and $1,327.5 million as of December 30, 2023 and is based on mid-point prices, or prices for similar instruments from active markets, on the balance sheet date. There were no outstanding borrowings on the first lien revolving credit facility as of September 28, 2024 or December 30, 2023. Given the short-term nature of outstanding obligations on the first lien revolving credit facility, the carrying value approximates fair value. The first lien term loan and the first lien revolving credit facility are classified as Level 2. Refer to Note 10, Long-term Debt, for additional information regarding the Company's long-term debt.

Other Financial Instruments—The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities approximates fair value due to the short-term nature of these assets and liabilities.

There were no transfers between levels within the fair value hierarchy during any of the periods presented.

Nonrecurring Fair Value Estimates—The estimated fair value of the Company's long-lived assets are calculated using the discounted cash flow (“DCF”) method of the income approach to fair value. The DCF method for property and equipment incorporates unobservable inputs (Level 3) which include future cash flow projections and discount rate assumptions. For ROU assets, the DCF method incorporates market-based inputs (Level 3) which include the as-is market rents and discount rates.

The following table presents the amount of impairment expense of long-lived assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Impairment of property and equipment	$1,152	$1,751	$4,892	$5,863
Impairment of lease right-of-use assets	105	25	2,248	1,218
Total impairment losses	$1,257	$1,776	$7,140	$7,081

Refer to Note 7, Leases, for additional information regarding the Company's ROU assets.

10.
LONG-TERM DEBT

Long-term debt included the following (in thousands):

	September 28, 2024	December 30, 2023
First lien term loans	$1,578,754	$1,321,687
Debt issuance costs, net	(66,504)	(71,463)
Total debt	1,512,250	1,250,224
Current portion of long-term debt	(15,827)	(13,250)
Long-term debt, net	$1,496,423	$1,236,974

Senior Secured Credit Facilities—The Company's Credit Agreement includes $1,750.0 million senior secured credit facilities which consist of a $1,325.0 million first lien term loan and a $265.0 million incremental first lien term loan (collectively, the "First Lien Term Loan Facility") and a $160.0 million revolving credit facility (the “First Lien Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”).

The Company issued the incremental first lien term loan of $265.0 million in March 2024 through an amendment to the Credit Agreement. The amendment increased the required quarterly principal payments on the First Lien Term Loan Facility to $4.0 million from $3.3 million, beginning with the payment due for the quarter ended March 30, 2024. In April 2024, the Company entered into a repricing amendment to the Credit Agreement. As of the effective date of the amendment, the First Lien Term Loan Facility bears interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus 4.50% per annum. Additionally, as of the effective date of the amendment, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 4.00% and 4.50% per annum, and fees on the outstanding balance of letters of credit bear interest at an applicable rate between 4.00% and 4.50% per annum, based on a pricing grid of the Company’s First Lien Term Loan Facility net leverage ratio. The Credit Agreement allows for letters of credit to be drawn against the current borrowing capacity of the First Lien Revolving Credit Facility, capped at $115.0 million. The Company pays certain fees under the First Lien Revolving Credit Facility, including a fronting fee of 0.125% per annum, as well as fees on the unused portion of the First Lien Revolving Credit Facility at a rate between 0.25% and 0.50% per annum, based on a pricing grid of the Company's First Lien Term Loan Facility net leverage ratio. Prior to the amendment, the First Lien Term Loan Facility bore interest at a variable rate equal to SOFR plus 5.00% per annum. Additionally, prior to the April 2024 amendment, amounts drawn under the First Lien Revolving Credit Facility bore interest at SOFR plus an applicable rate between 4.50% and 5.00% per annum, and fees on the outstanding balance of letters of credit bore interest at an applicable rate between 4.50% and 5.00% per annum, based on a pricing grid of the Company’s First Lien Term Loan Facility net leverage ratio. All other terms under the Credit Agreement remain unchanged as a result of the amendments. Refer to Note 18, Subsequent Events, for information on debt transactions that occurred subsequent to September 28, 2024.

Principal payments on the First Lien Term Loan Facility are payable in arrears on the last business day of each calendar year quarter, with the final payment of the remaining principal balance due in June 2030 when the First Lien Term Loan Facility matures. Interest payments on the Senior Secured Credit Facilities are payable in arrears on the last business day of each calendar year quarter. The First Lien Revolving Credit Facility matures in June 2028.

All obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions. Commencing with the fiscal quarter ended December 30, 2023, the Company must comply with a quarterly maximum First Lien Term Loan Facility net leverage ratio financial loan covenant. The First Lien Term Loan Facility net leverage ratio is required to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding under the First Lien Revolving Credit Facility, excluding all letters of credit, exceeds 35% of total revolving commitments on such date. Nonfinancial loan covenants restrict the Company’s ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates. As of September 28, 2024, the Company was in compliance with the covenants of the Credit Agreement.

An annual calculation of excess cash flows, commencing with the fiscal year ending December 28, 2024, determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments.

Other Credit Facilities—In February 2024, the Company entered into a credit facilities agreement (the "LOC Agreement") which allows for $20.0 million in letters of credit to be issued. The Company pays certain fees under the LOC Agreement, including fees on the outstanding balance of letters of credit at a rate of 5.95% per annum and fees on the unused portion of letters of credit at a rate of 0.25% per annum. Fees on the letters of credit are payable in arrears on the last business day of each March, June, September, and December. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, the Company issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility.

The Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $104.2 million after giving effect to the outstanding letters of credit under the Credit Agreement of $55.8 million as of September 28, 2024. Additionally, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $87.5 after giving effect to the outstanding letters of credit under the Credit Agreement of $72.5 million as of December 30, 2023. The Company had $20.0 million outstanding letters of credit under the LOC Agreement as of September 28, 2024.

The Company capitalized original issue discount and debt issuance costs of $0.9 million during the nine months ended September 28, 2024, related to the March 2024 and April 2024 amendments to the Credit Agreement. The Company capitalized original issue discount and debt issuance costs of $73.6 million during the nine months ended September 30, 2023, related to the June 2023 refinancing. These costs are being amortized over the terms of the related debt instruments and amortization expense is included within interest expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. No debt issuance costs were incurred during the three months ended September 28, 2024 and September 30, 2023.

The Company recognized a $0.9 million loss on extinguishment of debt during the nine months ended September 28, 2024 related to the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of the April 2024 amendment to the Credit Agreement. The Company recognized a $4.4 million loss on extinguishment of debt during the nine months ended September 30, 2023 related to the unamortized deferred financing costs that were written off in connection with the term loans and senior secured notes that were extinguished. Losses from extinguishment of debt are recognized in interest expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The Company did not incur any gain or loss on extinguishment of debt during the three months ended September 28, 2024 and September 30, 2023.

Future principal payments on long-term debt for the remaining fiscal year ending December 28, 2024 and for the fiscal years thereafter are as follows (in thousands):

Remainder of 2024	$3,957
2025	19,784
2026	15,827
2027	15,827
2028	15,827
Thereafter	1,507,532
$1,578,754

11.
RISK MANAGEMENT AND DERIVATIVES

The Company is exposed to market risks, including the effect of changes in interest rates, and may use derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes. The Company may elect to designate certain derivatives as hedging instruments under ASC 815, Derivatives and Hedging. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management and strategy for undertaking hedge transactions.

Cash Flow Hedges—For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income or loss and reclassified into current earnings in the same period during which the hedged transaction affects earnings and is presented in the same line item as the earnings effect of the hedged item, primarily within interest expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The Company classifies the cash flows at settlement from these designated cash flow hedges in the same category as the cash flows from the related hedged items, primarily within the cash provided by operations component of the unaudited condensed consolidated statements of cash flows.

In October 2022, the Company entered into an interest rate cap contract on approximately half of the variable rate debt under the senior secured credit facilities. The cap commenced on December 31, 2022 and provided protection in the form of variable payments from a counterparty in the event that the three-month SOFR increased above 4.85%. The notional amount of the derivative instrument was $661.2 million as of December 30, 2023 and $659.8 million immediately prior to its expiration on June 28, 2024 and decreased quarterly as principal payments were made on the First Lien Term Loan Facility. The Company paid initial costs of $5.0 million for the interest rate cap. The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and amortized the initial value of the premium over the life of the contract. The premium amortization was recognized in interest expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Payment and amortization of the interest rate cap premium was included within prepaid expense and other current assets as well as other assets within cash flows from operating activities on the Company’s unaudited condensed consolidated statements of cash flows. The derivative was considered highly effective through its expiration on June 28, 2024.

In January 2024, the Company entered into a pay-fixed-receive-float interest rate swap contract, with a fixed interest rate of 3.85% per annum. Additionally, in February 2024, the Company entered into two pay-fixed-receive-float interest rate swap contracts, with fixed interest rates of 3.89% per annum. The contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement. The Company receives variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum and recognizes the amount reclassified into current earnings of the interest rate swaps in interest expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The interest rate swap contracts commenced on June 28, 2024 and will mature on December 31, 2026, with a total notional amount of $800.0 million through December 31, 2026. As of September 28, 2024, the derivatives are considered highly effective. The Company estimates that $0.5 million, before income taxes, of deferred gains recognized within accumulated other comprehensive loss as of September 28, 2024 will be reclassified as a decrease in interest expense within the next 12 months. Actual amounts reclassified into net income during the next 12 months are dependent on changes in the three-month SOFR.

The following table presents the amounts affecting the unaudited condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	(Loss) Gain Recognized in Other Comprehensive (Loss) Income		(Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Derivatives designated as cash flow hedges
Interest rate derivative contracts	$(17,564)	$(260)	$(6,681)	$1,707

	(Gain) Loss Reclassified from Accumulated Other Comprehensive (Loss) Income into Income		(Gain) Loss Reclassified from Accumulated Other Comprehensive (Loss) Income into Income
	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Derivatives designated as cash flow hedges
Interest rate derivative contracts	$(1,857)	$173	$(1,792)	$1,570

Credit Risk—The Company is exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with at or above investment grade credit ratings. This does not eliminate the Company’s exposure to credit risk with these institutions; however, the Company’s risk is limited to the fair value of the instruments. The Company is not aware of any circumstance or condition that would preclude a counterparty from complying with the terms of the derivative contracts and will continuously monitor the credit worthiness of all its derivative counterparties for any significant adverse changes.

12.
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income, net of tax, are comprised of unrealized gains and losses on cash flow hedging instruments, and were as follows (in thousands):

Balance as of December 31, 2022	$(2,008)
Other comprehensive gains before reclassifications (1)	1,261
Reclassifications to net income of previously deferred losses (2)	1,159
Balance as of September 30, 2023	$412

Balance as of December 30, 2023	$(313)
Other comprehensive losses before reclassifications (3)	(4,956)
Reclassifications to net income of previously deferred gains (4)	(1,329)
Balance as of September 28, 2024	$(6,598)

(1)
Net of tax (expense) of $(446)
(2)
Net of tax (benefit) of $(411)
(3)
Net of tax benefit of $1,725
(4)
Net of tax expense of $463
13.
SHAREHOLDER'S EQUITY AND EQUITY-BASED COMPENSATION

KC Parent Profit Interest Units—In August 2015, the Board of Managers of KC Parent, LP ("KC Parent") approved the 2015 Equity Incentive Plan (“PIUs Plan”) which provides KC Parent authorization to award profit interest units (“PIUs”) to certain employees, officers, managers, directors, and other providers of services to KC Parent and its subsidiaries (collectively, “PIU

Recipients”) pursuant to the terms and conditions of the PIUs Plan. The PIUs consist of Class A-1 Units, Class B-1 Units, Class B-2 Units, and Class B-3 Units and entitle PIU Recipients to share in increases in the value of KC Parent from and after the date of issuance.

Pursuant to the PIUs Plan and prior to the IPO, KC Parent authorized 7.5 million Class A-1 Units, 31.6 million Class B-1 Units, 31.6 million Class B-2 Units, and 23.7 million Class B-3 Units for issuance to PIU Recipients. Any units that are forfeited, canceled, or reacquired by KC Parent prior to vesting are added back to the units available for issuance under the PIUs Plan.

Class A-1 Units are fully vested upon issuance. Class B-1 Units vest over a four-year period at 25% per annum, subject to the service of the PIU Recipients with the Company, except in the event of an eligible retirement in which units remain outstanding and eligible to vest without regard for remaining service requirements. Upon the consummation of a sale of the Company, the vesting of all then nonvested Class B-1 Units accelerates in full. Class B-2 and Class B-3 Units vest on the date when certain performance-based vesting conditions are met, subject to the continued service of the PIU Recipients with the Company, except in the event of an eligible retirement. The performance conditions require raising distribution proceeds from the Company or from a third-party or transfer to securities in an aggregate amount equal to two times for Class B-2 Units or three times for Class B-3 Units of the Class A contribution amount and all other capital invested by KC Parent's limited partners. This condition is viewed as a substantive liquidity event performance-based vesting condition. For performance conditions, equity-based compensation expense is only recognized if the performance conditions become probable to be satisfied. The Company has not recognized any performance-based vesting compensation expense for Class B-2 and Class B-3 Units as of September 28, 2024 and September 30, 2023 as the performance-based vesting conditions were not probable to be met. In March 2024, the PIUs Plan was modified. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on how this modification was accounted for under ASC 718. Additionally, refer to Note 18, Subsequent Events, for further information regarding modifications to equity-based compensation plans that occurred subsequent to September 28, 2024.

A summary of the PIU activity under the PIUs Plan is presented in the table below (units in millions):

	Class A-1 Units	Class B-1 Units	Class B-2 Units	Class B-3 Units
Nonvested as of December 30, 2023	—	0.5	30.8	23.2
Granted		—	—	—
Vested		(0.1)	—	—
Forfeited		—	(0.1)	(0.2)
Nonvested as of September 28, 2024	—	0.4	30.7	23.0
Vested as of September 28, 2024	7.5	30.3	—	—

Weighted average grant date fair value per unit is as follows:

	Class A-1 Units	Class B-1 Units	Class B-2 Units	Class B-3 Units
Nonvested as of December 30, 2023	$—	$0.43	$0.35	$0.29
Granted		—	—	—
Vested		0.23	—	—
Forfeited		—	0.43	0.40
Nonvested as of September 28, 2024	$—	$0.45	$0.35	$0.29
Vested as of September 28, 2024	$0.72	$0.38	$—	$—

The weighted average grant date fair value for the Class B Units presented above are prior to the March 2024 modification to the PIUs Plan. The modification did not impact the weighted average fair value of the vested Class B-1 Units and the impact to the weighted average fair value of the non-vested Class B-1 units was not material. As of the March 2024 modification, the weighted average fair value per unit of the nonvested Class B-2 and Class B-3 Units was $1.89 and $1.68, respectively. There were no units granted during both the three and nine months ended September 28, 2024 and September 30, 2023. The total grant date fair value of the units vested, which was measured using the Monte Carlo option pricing model, was less than $0.1 million and $0.6 million during the nine months ended September 28, 2024 and September 30, 2023, respectively. There were no units vested during the three months ended September 28, 2024 and September 30, 2023. There were less than $0.1 million repurchase liabilities paid during the nine months ended September 28, 2024. There were no repurchase liabilities paid during both the three months ended September 28, 2024 and September 30, 2023 and the nine months ended September 30, 2023.

2022 Incentive Award Plan—In February 2022, the Company's Board of Directors (the "Board") approved the 2022 Plan which provides the Company authorization to grant stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), dividend equivalents, or other stock or cash-based awards to certain service providers which are defined as employees, consultants, or directors (collectively, “Participants") pursuant to the terms and conditions of the 2022 Plan. Stock options granted under the 2022 Plan may be either incentive stock options or nonqualified stock options. Prior to the IPO, the 2022 Plan provides that the aggregate number of shares available for issuance pursuant to the awards shall be equal to the sum of (i) 107.8 million shares and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2023 and ending January 1, 2032 equal to the lesser of (A) 4% of the number of shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as determined by the Board. Refer to Note 18, Subsequent Events, for further information regarding the modification to the 2022 Plan that occurred subsequent to September 28, 2024.

Stock Options—The Company's stock options have time-based vesting schedules for which the awards generally vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years. The awards granted in May 2022 vest ratably over three years. Stock options have fixed 10-year terms and will expire and become unexercisable after the earliest of: (i) the tenth anniversary of the grant date, (ii) the ninetieth day following the Participant's termination of service for any reason other than due to death, disability, qualifying retirement, or for cause, (iii) immediately upon the termination of service of the Participant for cause, or (iv) the expiration of twelve months from the Participant's termination of service due to death or disability. In the event of qualifying retirement, the stock options will remain outstanding and eligible to vest in accordance with the terms of the 2022 Plan.

In February 2023, the 2022 Plan was amended to provide for cash settlement of all stock options granted under the plan. As a result, stock options were remeasured at fair value and reclassified as liabilities at the modification date and are subject to remeasurement at fair value each reporting period following the modification date. Equity-based compensation expense is recognized to reflect changes in the fair value of the liabilities to the extent that the fair value does not decrease below the grant date fair value of the awards. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on how this modification was accounted for under ASC 718.

A summary of the stock option activity under the 2022 Plan, the weighted average exercise price per option, and the weighted average grant date fair value per option is presented in the table below:

	Number of Stock Options (in millions) (1)	Weighted Average Exercise Price (1)	Weighted Average Grant Date Fair Value (1)	Weighted Average Remaining Contractual Term (years) (1)	Aggregate Intrinsic Value (in millions) (1)
Outstanding as of December 30, 2023	1.7	$21.14	$9.68
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of September 28, 2024	1.7	$21.14	$9.68	7.46	$6.5
Exercisable as of September 28, 2024	1.1	$21.13	$9.70	7.51	$4.2
(1)
The equity-based compensation awards disclosures have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 18, Subsequent Events, for further information.

There were no stock options granted during both the three and nine months ended September 28, 2024 and September 30, 2023. As of September 28, 2024, the fair value of stock options that vested during the three and nine months ended September 28, 2024 was $0.6 million and $4.2 million, respectively. As of September 30, 2023, the fair value of stock options that vested during the three and nine months ended September 30, 2023 was $0.8 million and $8.9 million, respectively. During the nine months ended September 28, 2024, cash paid to settle vested stock options for terminated Participants was less than $0.1 million. There were no cash settlements for vested stock options paid during both the three months ended September 28, 2024 and September 30, 2023 and the nine months ended September 30, 2023.

As of September 28, 2024 and December 30, 2023, all stock options were classified as liabilities with $12.4 million and $8.1 million, respectively, recorded within other current liabilities on the unaudited condensed consolidated balance sheets. As of September 28, 2024 and December 30, 2023, $0.1 million and $0.3 million in stock option liabilities, respectively, were recorded within other long-term liabilities on the unaudited condensed consolidated balance sheets.

Restricted Stock Units—The Company's RSUs awarded to management have time-based vesting schedules for which the awards generally vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years. The awards granted in May 2022 vest ratably over three years. RSUs awarded to independent board members have a time-based, one-year vesting schedule.

The RSUs are subject to certain requirements including the Participant's continued service through the vesting date, as applicable. In the event of a Participant's termination of service, the Participant immediately forfeits any and all RSUs granted that have not vested or do not vest on the date termination of service occurs and rights in any such non-vested RSUs shall lapse and expire. Upon the occurrence of termination of service due to death or disability, the RSUs shall become vested in full. In the event of qualifying retirement, the RSUs will remain outstanding and eligible to vest in accordance with the terms of the 2022 Plan.

In February 2023, the 2022 Plan was amended to provide for cash settlement of all RSUs granted under the plan, whereas prior to the amendment, half of the value of the RSUs were to be settled in cash and the other half were to be settled in shares. As a result, previously equity-classified RSUs were remeasured at fair value and reclassified as liabilities at the modification date and are subject to remeasurement at fair value each reporting period following the modification date. Equity-based compensation expense is recognized to reflect changes in the fair value of the liabilities to the extent that the fair value does not decrease below the grant date fair value of the awards. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on how this modification was accounted for under ASC 718. The fair value of RSUs is determined based on the fair value of the Company's common stock.

A summary of the RSU activity under the 2022 Plan and the weighted average grant date fair value per unit is presented in the table below (RSUs in millions):

	Cash-Settled
	Number of RSUs - Liability- Classified (1)	Weighted Average Grant Date Fair Value (1)
Nonvested as of December 30, 2023	0.5	$21.13
Granted	—	—
Vested	(0.2)	21.24
Forfeited	—	—
Nonvested as of September 28, 2024	0.3	$21.05
(1)
The equity-based compensation awards disclosures have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 18, Subsequent Events, for further information.

There were no RSUs granted during both the three and nine months ended September 28, 2024 and September 30, 2023. The total fair value of vested RSUs paid to Participants was $0.6 million and $0.9 million during the three months ended September 28, 2024 and September 30, 2023, and $4.7 million and $7.9 million during the nine months ended September 28, 2024 and September 30, 2023, respectively.

As of September 28, 2024 and December 30, 2023, cash-settled RSU liabilities of $1.9 million and $2.2 million were recorded within other current liabilities, and $0.1 million and $0.4 million, respectively, were recorded within other long-term liabilities on the unaudited condensed consolidated balance sheets.

Valuation Assumptions—The Company estimates the grant date fair value of PIUs using a Monte Carlo Simulation model and estimates the grant date fair value of stock options using a Black-Scholes model. The Monte Carlo Simulation model and Black-Scholes model require the use of highly complex and subjective assumptions. Changes in the assumptions can materially affect the fair value and ultimately how much equity-based compensation expense is recognized.

The assumptions that impacted the Monte Carlo Simulation model related to the March 2024 modification to the PIUs Plan are as follows:

Equity value (in millions)	$2,041.0
Risk free interest rate	5.14%
Expected dividend yield	0.00%
Expected term	0.75 year
Expected volatility	30%

The assumptions that impacted the Black-Scholes model for stock options are as follows:

Nine Months Ended
	September 28, 2024	September 30, 2023
Stock price (1)	$21.78 - $25.04	$24.12 - $29.15
Risk-free interest rate	3.55% - 4.40%	3.56% - 4.60%
Expected dividend yield	0.00%	0.00%
Expected term	3.51 - 4.13 years	4.51 - 5.13 years
Expected volatility	40% - 45%	40% - 45%
(1)
The equity-based compensation awards disclosures have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 18, Subsequent Events, for further information.

Fair value of aggregate equity

Prior to the Company’s IPO, there was no public market for the equity of the Company, and therefore, the Company utilized a third-party valuation firm to determine estimates of fair value using generally accepted valuation methodologies, specifically income-based and market-based methods. The income-based method is the discounted cash flow method and the market methods include the guideline public company method and benchmarking against contemplated market transactions. Weightings are adjusted over time to reflect the merits and shortcomings of each method.

Risk-free interest rate

The risk-free interest rate is based on the United States constant maturity rates with remaining terms similar to the expected term of the PIUs and stock options.

Expected dividend yield

The Company does not expect to declare a dividend to shareholders in the foreseeable future.

Expected term

For PIUs, the Company calculates the expected term based on the expected time to a liquidity event. For stock options, the Company determines the expected term using the simplified method, which is based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period. The simplified method is used as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting service termination behavior.

Expected volatility

Prior to the Company’s IPO, there was no specific historical or implied volatility information available. Accordingly, the Company estimated the expected volatility on the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the respective expected term of the PIUs and stock options.

Equity-based Compensation Expense—Total equity-based compensation expense for all equity-based compensation awards was $3.2 million and $3.4 million during the three months ended September 28, 2024 and September 30, 2023, and $22.3 million and $13.9 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, and was recognized in selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Equity-based compensation expense recognized during the nine months ended September 28, 2024 includes $14.3 million in expense related to the March 2024 modification to the PIUs Plan. The income tax benefit related to equity-based compensation expense was $0.8 million and $0.9 million during the three months ended September 28, 2024 and September 30, 2023, and $2.0 million and $3.7 million during the nine months ended September 28, 2024 and September 30, 2023, respectively.

In February 2023, the 2022 Plan was amended to provide for cash settlement of all stock options and RSUs granted under the plan. This modification impacted 100 Participants with stock options and RSUs. Under ASC 718, a modification in the terms or conditions of an award, unless the change is non-substantive, represents an exchange of the original award for a new award. In the case of modifications that result in reclassification of the awards from equity to liabilities, the liability is remeasured at fair value every reporting period, with changes recognized as equity-based compensation expense to the extent that the fair value of the awards does not decrease below grant date fair value. Any change in the liability below the grant date fair value of the awards is recorded within additional paid-in capital. On the modification date, all stock options and RSUs granted under the 2022 Plan were remeasured at fair value resulting in a $6.8 million reclassification from additional paid-in capital to other current and other long-term liabilities on the unaudited condensed consolidated balance sheets. Furthermore, at the time of modification, the Company recorded additional equity-based compensation expense of approximately $0.6 million in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

In March 2024, the terms of the PIUs Plan were amended to provide for a March 2024 non-forfeitable distribution to 30 Class B PIU Recipients with PIUs outstanding at the time of modification, which will offset any future payments received by the PIU Recipients. Refer to Note 17, Related Party Transactions, for further information regarding the March 2024 distribution. This resulted in a Type I Modification (probable-to-probable) of the Class B-1 Units as the majority of the Class B-1 Units are vested with the remainder probable to vest both immediately before and after modification. The Class B-1 Units were measured at fair value on the modification date immediately before and after the modification. The cash distribution exceeded the reduction in fair value when comparing the value immediately before and after the modification by $4.7 million. As the distribution is non-forfeitable and does not require any additional services to be provided by the PIU Recipients, the Company recognized the $4.7 million as equity-based compensation expense within selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income during the nine months ended September 28, 2024. The March 2024 modification also resulted in a Type IV Modification (improbable-to-improbable) of the Class B-2 and Class B-3 Units as the distribution to Class B-2 and Class B-3 PIU Recipients did not meet the liquidity event performance-based vesting conditions and therefore the units were not probable to vest both immediately before and after modification. No performance-based vesting compensation expense has been or will be recognized related to the Class B-2 and Class B-3 Units until the performance-based vesting conditions are met, at which time, in accordance with the guidance for Type IV modifications under ASC 718, expense will be recognized based on the post-modification fair value. However, the distribution to Class B-2 and Class B-3 PIU Recipients is non-forfeitable even if a liquidity event does not occur and thus the distribution represents compensation in excess of the rights and privileges provided to Class B-2 and Class B-3 PIU Recipients under the PIUs Plan. During the nine months ended September 28, 2024, the Company recognized $9.6 million as equity-based compensation expense within selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the distribution to Class B-2 and Class B-3 PIU Recipients. No equity-based compensation expense related to the March 2024 modification was recognized during the three months ended September 28, 2024.

As of September 28, 2024, the total unrecognized equity-based compensation expense for Class B-1 Units, stock options, and RSUs, net of estimated forfeitures, was $9.4 million, which will be recognized over the remaining weighted average period of 1.1 years. Total unrecognized equity-based compensation expense for Class B-2 and Class B-3 Units as of September 28, 2024 was $96.6 million, which will be recognized once certain respective performance hurdles are achieved.

Refer to Note 18, Subsequent Events, for further information regarding modifications to equity-based compensation plans that occurred subsequent to September 28, 2024.

14.
NET INCOME PER COMMON SHARE

The reconciliations of basic and diluted net income per common share for the three and nine months ended September 28, 2024 and September 30, 2023 are set forth in the table below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income available to common shareholders, basic and diluted	$13,959	$16,036	$40,743	$87,731
Weighted average number of common shares outstanding, basic (1)	90,366	90,366	90,366	90,366
Effect of dilutive securities (1)	—	—	—	30
Weighted average number of common shares outstanding, diluted (1)	90,366	90,366	90,366	90,396
Net income per common share:
Basic (1)	$0.15	$0.18	$0.45	$0.97
Diluted (1)	$0.15	$0.18	$0.45	$0.97

(1)
The outstanding shares and per share amounts have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 18, Subsequent Events, for further information.

Vested stock options under the 2022 Plan are contractually participating securities because option holders have a non-forfeitable right to receive dividends when the Company exceeds a stated distributable amount. The stated distributable amount was not met during both the three and nine months ended September 28, 2024 and September 30, 2023, and therefore, the stock options were not considered as participating in undistributed earnings in the computation of basic and diluted net income per common share for the periods.

Prior to the February 2023 amendment to the 2022 Plan, there were 1.6 million shares of common stock from outstanding stock options that were excluded from the calculation of diluted net income per common share during the nine months ended September 30, 2023. Due to the reclassification of all equity-classified stock options and RSUs to liability-classified as a result of the February 2023 amendment to the 2022 Plan, the Company no longer has share-settled stock options or RSUs, and therefore, there were no anti-dilutive shares of common stock from outstanding stock options to exclude from the calculation of diluted net income per common share subsequent to the amendment. In October 2024, the 2022 Plan was further amended to provide for share-settlement of all unexercised stock options and unvested RSUs, and as a result, the liability-classified awards were reclassified as equity in accordance with ASC 718. Refer to Note 18, Subsequent Events, for further information.

15.
INCOME TAXES

The Company’s effective tax rates were 22.9% and 24.1% for the three months ended September 28, 2024 and September 30, 2023, and 31.7% and 25.7% for the nine months ended September 28, 2024 and September 30, 2023, respectively. Compared to the statutory rate, the difference in the effective tax rate for both the three months ended September 28, 2024 and September 30, 2023 was primarily due to state income taxes, partially offset by federal tax credits. Compared to the statutory rate, the difference in the effective tax rate for the nine months ended September 28, 2024 was primarily due to the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized, tax expense from equity-based compensation, and state income taxes. Compared to the statutory rate, the difference in the effective tax rate for the nine months ended September 30, 2023 was primarily driven by state income taxes.

Due to the unprecedented nature of ERC legislation and the changing administrative guidance, the Company recorded a $17.1 million receivable related to uncertain tax positions in December 2022 when applying for the ERC. As of December 30, 2023, the Company's receivable related to uncertain tax positions was $17.1 million within other assets, and as of September 28, 2024, the Company reduced the receivable to $7.9 million and $3.1 million within prepaid expenses and other current assets and other assets, respectively, on the unaudited condensed consolidated balance sheets in connection with the portion of ERC recognized during the nine months ended September 28, 2024.

The Company considers all available positive and negative evidence when assessing the carrying amount of its deferred tax assets. Evidence includes the anticipated impact on future taxable income arising from the reversal of temporary differences, actual operating results for the trailing twelve quarters, the ongoing assessment of financial performance, and available tax planning strategies, if any, that management considers prudent and feasible. No valuation allowance was required as of September 28, 2024 and December 30, 2023. The Company will continue to reassess the carrying amount of its deferred tax assets.

The Company is no longer subject to examination by tax authorities for years before 2012.

16.
COMMITMENTS AND CONTINGENCIES

Litigation—The Company is subject to claims and litigation arising in the ordinary course of business. The Company believes the recorded reserves in the unaudited condensed consolidated interim financial statements are adequate in light of the probable and estimable liabilities. The Company believes that none of the claims or litigation of which it is aware will materially affect the unaudited condensed consolidated interim financial statements, although assurance cannot be given with respect to the ultimate outcome of any such claims or actions.

17.
RELATED PARTY TRANSACTIONS

In March 2024, the Company made a $320.0 million distribution to KC Parent, which was financed by proceeds from the incremental first lien term loan and cash on-hand and was recorded within additional paid-in capital on the unaudited condensed consolidated balance sheets.

Management Services Agreement—In August 2015, the Company entered into a management services agreement with Partners Group (USA), Inc. (“Partners Group”), a related party of the Company’s ultimate parent, pursuant to which Partners Group agreed to provide certain management and advisory services to the Company on an ongoing basis for an annual management fee of $4.9 million payable in equal quarterly installments. Management services expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. In connection with the IPO, the management services agreement with Partners Group was terminated in accordance with its terms. Refer to Note 18, Subsequent Events, for further information.

KC Parent, LP Agreement—In March 2024, KC Parent converted to a Delaware limited partnership company and replaced the Amended and Restated KC Parent, LLC Agreement with the KC Parent, LP Agreement. The KC Parent, LP Agreement modified the PIUs Plan to allow for the March 2024 distribution. In March 2024, KC Parent paid a $276.9 million distribution to Class A Unit holders and a $42.6 million distribution to PIU Recipients with units outstanding as of the date of modification pursuant to the KC Parent, LP Agreement and PIUs Plan. Refer to Note 13, Shareholder’s Equity and Equity-Based Compensation. In connection with the IPO, the converted 90,366,089 shares of common stock held by KC Parent were distributed to KC Parent's limited partners. Refer to Note 18, Subsequent Events, for further information.

Lease Agreements—The Company is the lessee in several lease agreements in which a limited partner of KC Parent has ownership interest in the lessor entities. The leases are managed by related parties Pat & Sons Consolidated, LLC, Rainbow Rascals Management Company, LLC, EIG14T Fund III, LLC, EIG14T Fund II, LLC, or 814 Berkley LLC and range in terms from one to 12 years. Rent expense is included in cost of services (excluding depreciation and impairment) and selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

As of September 28, 2024 and December 30, 2023, there were no amounts due to unconsolidated related parties.

The table below details the Company’s expenses recognized from unconsolidated related parties (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Partners Group management services	$1,216	$1,216	$3,648	$3,648
Related parties rent	4,551	4,766	14,100	14,558

The table below represents future minimum fixed payments under non-cancelable operating leases with related parties, not including unexercised renewal options, real estate taxes, insurance, utilities, and maintenance costs, (in thousands):

Related Party
Leases
Remainder of 2024	$4,202
2025	15,838
2026	14,641
2027	13,891
2028	13,450
Thereafter	66,449
$128,471

18.
SUBSEQUENT EVENTS

S-1 Effectiveness

On October 8, 2024, the Company’s registration statement on Form S-1 related to its IPO was declared effective by the SEC.

Common Stock Conversion

On September 20, 2024, the Company’s Board and KC Parent, the owner of the Company’s outstanding shares of common stock, approved the Common Stock Conversion, effected immediately following the effectiveness of the Company’s registration statement on Form S-1. As a result, on October 8, 2024, 756,816,836 shares of Class A common stock outstanding, with a par value of $0.0001 per share, were converted to 90,366,089 shares of common stock, with a par value of $0.01 per share, at a ratio of 8.375-to-one.

All current and prior period shares outstanding, per share amounts, and equity-based compensation awards disclosures, as applicable, have been adjusted to retrospectively reflect the Common Stock Conversion in the unaudited condensed consolidated interim financial statements and notes thereto.

Amended and Restated Certificate of Incorporation

On October 8, 2024, the Company's Certificate of Incorporation was amended and restated to authorize the Company to issue two classes of stock: common stock and preferred stock. The Company may issue up to 25,000,000 shares of preferred stock with a par value of $0.01 per share and 750,000,000 shares of common stock with a par value of $0.01 per share.

Modification of 2022 Plan

On September 20, 2024, the Company’s Board approved an amendment to the 2022 Plan which became effective on October 8, 2024, after the effectiveness of the Company’s registration statement on Form S-1 for its IPO. In response to the Common Stock Conversion, the amendment provides that the aggregate number of shares available for issuance pursuant to the awards shall be equal to the sum of (i) 15,666,912 shares and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2026 and ending January 1, 2034 equal to the lesser of (A) 4% of the number of shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as determined by the Board. Additionally, subsequent to the amendment, all unexercised stock options and unvested RSUs will be settled in shares when stock options are exercised and RSUs vest according to their original vesting schedules. As a result, the liability-classified awards will be reclassified as equity within additional paid-in capital as of the modification date and the Company will not remeasure the awards at fair value each reporting period during the remaining vesting period in accordance with equity-classification under ASC 718. This modification will impact 119 Participants and will not result in incremental compensation expense.

Liquidating Distribution and Modification of PIUs Plan

On October 8, 2024, pursuant to the KC Parent, LP Agreement, the board of managers and the General Partner of KC Parent approved a plan of dissolution and liquidation of KC Parent whereby KC Parent may distribute shares of the Company’s common stock to the limited partners of KC Parent in lieu of liquidating its assets for cash in connection with an IPO. As of the date of the IPO, the sole assets of KC Parent consisted of 90,366,089 shares of the Company’s common stock and the fair value of such shares was $24.00 per share. KC Parent's shares of the Company's common stock were allocated to each of the capital accounts of its limited partners, including PIUs held by PIU Recipients, based on their respective ownership. KC Parent then distributed the 90,366,089 shares of the Company’s common stock to its limited partners (the “Liquidating Distribution”). The Company expects the Liquidating Distribution to result in a modification to the PIUs Plan under ASC 718, and as such, the Company will recognize equity-based compensation expense within selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income on the date of the modification.

Initial Public Offering

On October 8, 2024, an underwriting agreement was executed in which the Company agreed to sell 24,000,000 shares of common stock to the underwriters based on an initial public offering price of $24.00 per share. The Company received net proceeds of $544.3 million, or $22.68 per share after underwriting discounts and commissions, on October 10, 2024, when the shares were issued and the initial offering closed. Additionally, on October 10, 2024, the underwriters exercised in full their option to purchase up to 3,600,000 additional shares of common stock based on the initial offering price of $24.00 per share. The net proceeds of $81.7 million, after underwriting discounts and commissions, were received by the Company on October 15, 2024, when the sale was completed. The total net proceeds from the initial offering and underwriters option, less approximately $9.8 million in direct offering costs incurred in connection with the IPO, will be recorded to common stock and additional paid in capital on the consolidated balance sheets following the IPO.

IPO Launch Grants under 2022 Plan

On October 9, 2024, the Company granted equity-based compensation awards to certain employees in connection with the IPO including 223,363 RSUs granted to highly-tenured teachers with a one-year service-based vesting condition, and 172,286 RSUs and 135,350 stock options granted to other employees that will vest ratably over a three-year period. These grants were issued post-Common Stock Conversion at a grant date fair value of $24.00 for RSUs and $12.50 for stock options.

Employee Stock Purchase Plan

On October 9, 2024, the Board adopted and approved the Company's 2024 Employee Stock Purchase Plan (the "ESPP") which permits eligible employees of the Company to purchase shares of common stock at periodic intervals. The aggregate number of shares of common stock that will initially be reserved for issuance under the ESPP shall be equal to the sum of (i) 2,287,321 million shares and (ii) an annual increase beginning on January 1, 2026 and ending January 1, 2034 by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as determined by the board of directors; provided that in no event will more than 5,567,177 million shares of the Company’s common stock be available for issuance under the ESPP.

Termination of Management Services Agreement

In connection with the completion of the IPO on October 10, 2024, the Management Services Agreement with Partners Group was terminated in accordance with its terms.

First Lien Revolving Credit Facility Amendment

On October 10, 2024, the Company entered into an amendment to the Credit Agreement to increase the total borrowing capacity of the First Lien Revolving Credit Facility by $80.0 million to $240.0 million and extend the maturity date of $225.0 million of the facility (the “Revolving Extended Tranche Commitments”), inclusive of $145.0 million of commitments prior to the amendment, to the earlier of October 2029 or 91 days prior to the First Lien Term Loan Facility maturity date (“Springing Maturity Date”), unless on or prior to the Springing Maturity Date, the Company repays, repurchases, or redeems, in full, the First Lien Term Loan Facility (collectively, the “RCF Amendment”). The maturity date of the remaining $15.0 million of non-extended commitments under the First Lien Revolving Credit Facility was unchanged from June 2028. Additionally, pursuant to the RCF Amendment, the cap on the amount of letters of credit that can be drawn against the borrowing capacity of the First Lien Revolving Credit Facility increased to $172.5 million.

Repayment and Repricing of First Lien Term Loan

On October 30, 2024, the Company repaid $608.0 million of outstanding principal on the First Lien Term Loan Facility utilizing the net proceeds from the IPO, reducing the principal balance to $966.8 million, and, in conjunction, entered into a repricing amendment to the Credit Agreement ("Repricing Amendment"). As of the effective date of the Repricing Amendment, the First Lien Term Loan Facility bears interest at a variable rate equal to SOFR plus 3.25% per annum. Additionally, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.75% and 3.25% per annum, and fees on the outstanding balance of letters of credit bear interest at an applicable rate between 2.75% and 3.25% per annum, based on a pricing grid of the Company’s First Lien Term Loan Facility net leverage ratio. The Repricing Amendment decreased the required quarterly principal payments on the First Lien Term Loan Facility to $2.4 million, beginning with the payment due for the quarter ended March 29, 2025. All other terms under the Credit Agreement remain unchanged. The Company expects to recognize a loss on extinguishment of debt as a result of the repayment of a portion of the First Lien Term Loan Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 28, 2024 and September 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2023 filed with the Securities and Exchange Commission (“SEC”) on October 9, 2024, pursuant to Rule 424(b) under the Securities Act ("Prospectus"). Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

KinderCare Learning Companies, Inc. ("the Company," "we," "us," and "our") is the largest private provider of high-quality early childhood education ("ECE") in the United States by center capacity. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of 1,573 early childhood education centers with center capacity for 210,972 children and 1,018 before- and after-school sites located in 40 states and the District of Columbia as of September 28, 2024.

On October 8, 2024, our registration statement on Form S-1, as amended (File No. 333-281971) ("Form S-1") related to our initial public offering ("IPO"), was declared effective by the SEC, and our initial offering was completed on October 10, 2024. In connection with our IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of our registration statement on Form S-1 for our IPO ("Common Stock Conversion"). As a result, our unaudited condensed consolidated financial statements and notes thereto as of September 28, 2024 have been adjusted to retrospectively reflect the Common Stock Conversion. Refer to Note 1 and Note 18 within the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Factors Affecting Results of Operations

The following factors, among others described herein, have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

•
Increase revenues through improved occupancy and consistent price increases. Our future revenue growth is in part dependent on us continuing to grow revenues across our portfolio of centers. We invest in developing our brand, which has become widely recognized in the ECE market. Although we expect marketing activities to increase our cost of services, we expect them to positively impact our results of operations in the future.

Occupancy improvement: We aim to improve occupancy rates across our portfolio. Historically, we increased our average occupancy through a combination of strategic investments in technology and talent, as well as implementing best practices at our centers. We invest significant resources into our technology infrastructure to support our center and site operations and interactions with families. As our occupancy grows, we have an opportunity to gain further operating leverage and improve profitability as we allocate fixed costs over more enrollments.

Pricing model designed for continued growth: We expect to implement regular price increases to support center re-investment and enhance our operational performance. Tuition increases are standard across the industry, and we view them as a reliable component of our business model. Additionally, while we expect rates to increase each year, the out-of-pocket costs paid by parents with children who continue to enroll in our programs decline on an annual basis as tuition costs decrease as children age-up (e.g., three-year olds have lower tuition costs than two-year olds). Assuming consistent enrollment across ages, tuition increases have an immediate positive impact to revenue.

•
Expand footprint through greenfield development and strategic acquisitions. Our long-term revenue growth depends on the expansion of our footprint, either through opening new greenfield centers or acquiring centers. We have a rigorous integration approach to transition acquired centers into our portfolio that allow us to deliver a consistent level of quality, as expected by our clients and accreditors. Given the significant fragmentation in our industry, we expect to continue to pursue acquisitions complementary to our existing portfolio. Expansion will require cash investment, but we anticipate a long-term increase in both revenue and profit.
•
Develop and nurture other revenue streams and expand service offerings. Supporting services adjacent to our ECE business provide diversification and drives incremental revenue. Leveraging our employer relationships, our business-to-business offerings, which include tuition benefits programs and employer-sponsored centers, are poised for growth as employers are increasingly recognizing the importance of supporting their employees with access to quality ECE programs. In the before- and after-school programs market we have contracts with approximately 1% of the over 90,000 K-12 schools in the United States, providing significant opportunity to continue to grow our footprint.
•
Access to governmental funding and advocacy to support the ECE industry. We receive various forms of federal, state, and local governmental funding to support our operations and serve more families including reimbursements for food costs through the federal Child and Adult Food Care Program as well as grants for capital purchases, teacher compensation, and other center operating costs. In addition, we proactively work with prospective and current families to help them access public subsidy funding. As a market leader, we believe we are well positioned to advocate for continued and increased government support for the broader ECE industry.
•
Adapt to changes in seasonal demand for child care and other services. Enrollments at centers and before- and after-school sites are generally higher in the spring and fall back-to-school period and lower during the summer and calendar year-end holidays when families may be on vacation or utilizing alternative child care arrangements. As a result, the number of open sites may decrease at the end of the second quarter as many sites close temporarily for the summer, and revenue at centers and sites may decline during the third quarter, which overlaps with most of the summer season. To adapt to the changes in seasonal demand, centers offer summer programs and Champions offers day camps for school-age children during the summer and calendar year-end holidays.

Key Performance Metrics

Total centers and sites

We measure and track the number of centers and sites because, as our number of centers and sites grow, it highlights our geographic expansion and potential growth in revenue. We believe this information is useful to investors as an indicator of revenue growth and operational expansion and can be used to measure and track our performance over time. We define the number of centers as the number of centers at the beginning of the period plus openings and acquisitions, minus any permanent closures for the period. A permanently closed center is a center that has ceased operations as of the end of the reporting period and management does not intend on reopening the center. We define the number of sites as total sites that were operational in the last month of the period, which reflects the seasonal impacts of temporary closures at the beginning of summer.

	September 28,	December 30,	September 30,	December 31,
	2024	2023	2023	2022
Early childhood education centers	1,573	1,557	1,551	1,553
Before- and after-school sites	1,018	948	941	788
Total centers and sites	2,591	2,505	2,492	2,341

As of September 28, 2024, we had 1,573 early childhood education centers with a center capacity for 210,972 children as compared to 1,551 early childhood education centers as of September 30, 2023, with a center capacity for 211,164 children. During the nine months ended September 28, 2024, total centers increased by 16 due to acquiring 16 centers and opening 10 centers, partially offset by 10 permanent center closures. During the nine months ended September 30, 2023, total centers decreased by two due to 13 permanent center closures, partially offset by opening nine centers and acquiring two centers.

As of September 28, 2024, we had 1,018 before- and after-school sites, an increase of 77 sites from 941 before- and after-school sites as of September 30, 2023. Total before- and after-school sites increased by 70 during the nine months ended September 28, 2024 due to opening 155 sites, partially offset by 85 site closures. Total before- and after-school sites increased by 153 during the nine months ended September 30, 2023 as a result of opening 204 sites, partially offset by 51 site closures.

Average weekly ECE FTEs

Average weekly ECE full-time enrollment ("FTEs") is a measure of the number of full-time children enrolled and charged tuition weekly in our centers. We calculate average weekly ECE FTEs based on weighted averages; for example, an enrolled full-time child equates to one average weekly ECE FTE, while a child enrolled for three full days equates to 0.6 average weekly ECE FTE. This metric is used by management and we believe is useful to investors as it is the key driver of revenue generated and variable costs incurred in our operations.

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Average weekly ECE FTEs	143,298	142,343	146,532	146,387

Average weekly ECE FTEs for the three months ended September 28, 2024 increased by 955, or 0.7%, as compared to the three months ended September 30, 2023 primarily due to new centers, partially offset by closed centers.

Average weekly ECE FTEs for the nine months ended September 28, 2024 were relatively consistent with the nine months ended September 30, 2023.

ECE same-center occupancy

ECE same-center occupancy is a measure of the utilization of center capacity. We define same-center to be centers that have been operated by us for at least 12 months as of the period end date, or in other words, centers that are starting their second year of operation. Excluded from same-centers are any closed centers at the end of the reporting period and any new or acquired centers that have not yet met the same-center criteria. We calculate ECE same-center occupancy as the average weekly ECE same-center full-time enrollment divided by the total of the ECE same-centers’ capacity during the period. Center capacity is determined by regulatory and operational parameters and can fluctuate due to changes in these parameters, such as changing center structures to meet the demands of enrollment or changes in regulatory standards. This metric is used by management and we believe is useful to investors as it measures the utilization of our centers’ capacity in generating revenue.

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
ECE same-center occupancy	68.6%	69.8%	70.2%	71.5%

ECE same-center occupancy decreased by 120 basis points for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023 primarily due to the inclusion of Crème School centers acquired in fiscal 2022 in ECE same-center occupancy as of September 28, 2024, partially offset by increased enrollment at same-centers other than Crème School centers.

ECE same-center occupancy decreased by 130 basis points for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023 primarily due to the inclusion of Crème School centers acquired in fiscal 2022 in ECE same-center occupancy as of September 28, 2024.

ECE same-center revenue

ECE same-center revenue is revenues earned from centers that have been operated by us for at least 12 months as of the period end date and is a measure used by management to attribute a portion of our revenue to mature centers as compared to new or acquired centers. This metric is used by management and we believe is useful to investors as it highlights trends in our core operating performance and measures the potential for organic growth. The following table is in thousands.

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
ECE same-center revenue	$616,728	$547,847	$1,848,502	$1,660,339

ECE same-center revenue increased by $68.9 million, or 12.6%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. Crème School centers, acquired in fiscal 2022 and classified as same-centers as of September 28, 2024, accounted for $30.3 million of the ECE same-center revenue growth. Additionally, $22.8 million, or 4.2%, of the ECE same-center revenue growth was driven by centers that were classified as same-centers as of both September 28, 2024 and September 30, 2023, and $11.2 million of the ECE same-center revenue growth was due to the timing of registration fee billing in the third quarter of fiscal 2024 compared to the second quarter of fiscal 2023. The remaining $4.6 million increase in ECE same-center revenue growth was driven by the net impact of new and acquired centers, other than Crème School centers, not yet classified as same-centers as of September 30, 2023 and center closures as of September 28, 2024.

ECE same-center revenue increased by $188.2 million, or 11.3%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. Crème School centers, acquired in fiscal 2022 and classified as same-centers as of September 28, 2024, accounted for $94.1 million of the ECE same-center revenue growth. Additionally, $82.0 million, or 5.0%, of the ECE same-center revenue growth was driven by centers that were classified as same-centers as of both September 28, 2024 and September 30, 2023. The remaining $12.0 million increase in ECE same-center revenue growth was driven by the net impact of new and acquired centers, other than Crème School centers, not yet classified as same-centers as of September 30, 2023 and center closures as of September 28, 2024.

Components of Results of Operations

Revenue

Our revenue is derived primarily from tuition charged for providing early childhood education and care services at our centers and sites. The majority of tuition is paid by individual families and may be partially subsidized by amounts received from government agencies or employer sponsors. Subsidy revenue from government agencies was $242.6 million and $201.4 million during the three months ended September 28, 2024 and September 30, 2023, and $699.8 million and $596.0 million during the nine months ended September 28, 2024 and September 30, 2023, respectively.

Cost of services (excluding depreciation and impairment)

Our cost of services includes the direct costs related to the operation of our centers and sites and excludes depreciation and impairment. Cost of services consists primarily of personnel costs, rent, food, costs of operating and maintaining facilities, taxes and licenses, marketing, transportation, classroom and office supplies, and insurance. Offsetting certain center operating expenses are reimbursements from federal, state, and local agencies.

Depreciation and amortization

Our depreciation and amortization includes depreciation relating to centers and sites, field management, and corporate facilities as well as amortization related to finance lease right-of-use assets and definite-lived intangibles, such as client relationships, trade names and trademarks, covenants not-to-compete, and software.

Selling, general, and administrative expenses

Selling, general, and administrative expenses include costs, primarily personnel related, associated with field management, corporate oversight, and support of our centers and sites.

Impairment losses

Our impairment losses relate to property and equipment, operating right-of-use assets, and definite-lived intangible assets.

Interest expense

Interest expense includes long-term debt interest, gain or loss on interest rate derivatives, amortization of debt issuance costs, and financing lease interest.

Interest income

Interest income includes interest earned on cash held in interest-bearing accounts.

Other (income) expense, net

Other (income) expense, net includes sub-lease income, miscellaneous insurance proceeds, contract settlements, realized and unrealized gains and losses related to investment trust assets, and other gains and losses.

Income tax expense (benefit)

Income taxes primarily consist of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, differences between GAAP and tax income and deductions, and the tax effect from uncertain tax positions, as applicable.

Factors Affecting the Comparability of our Results of Operations

As a result of certain factors, our historical results of operations may not be comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

COVID-19 Related Stimulus

During 2020 and 2021, the United States government approved several incremental stimulus funding programs for ECE providers in response to the coronavirus disease 2019 ("COVID-19") pandemic, and as a result, we have received grants in the form of revenue or cost reimbursements ("COVID-19 Related Stimulus"). We recognized $16.9 million and $36.9 million during the three months ended September 28, 2024 and September 30, 2023, and $55.9 million and $145.2 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment), as well as $0.2 million and $1.4 million during the three months ended September 28, 2024 and September 30, 2023, and $0.3 million and $3.0 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, in revenue arising from COVID-19 Related Stimulus. The programs funding the COVID-19 Related Stimulus are required to distribute all stimulus funding by December 31, 2024, and we do not expect future funding after that date. The variability of funding provided by COVID-19 Related Stimulus has impacted the comparability of our operating results for the periods presented, and the conclusion of the programs will have an impact on the comparability of future periods.

The Employee Retention Credit (“ERC”), established by the Coronavirus Aid, Relief and Economic Security Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, we applied for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met our recognition criteria. During the nine months ended September 28, 2024, we recognized $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $0.5 million in interest income. No ERC was recognized during the three months ended September 28, 2024 and the three and nine months ended September 30, 2023. The timing in recognition of ERC has impacted the comparability of our operating results for the periods presented, and recognition of the remaining deferred ERC liabilities will have an impact on the comparability of future periods.

Results of Operations

We operate as a single operating segment to reflect the way our chief operating decision maker reviews and assesses the performance of the business. Our accounting policies are described in Note 1 to both our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated annual financial statements included in the Prospectus. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

The following table sets forth our results of operations including as a percentage of revenue for the three months ended September 28, 2024 and September 30, 2023 (in thousands, except where otherwise noted):

	Three Months Ended
	September 28, 2024		September 30, 2023
Revenue	$671,476		$624,468
Costs and expenses:
Cost of services (excluding depreciation and impairment)	521,093	77.6%	468,422	75.0%
Depreciation and amortization	29,641	4.4%	27,069	4.3%
Selling, general, and administrative expenses	65,110	9.7%	68,477	11.0%
Impairment losses	1,257	0.2%	1,776	0.3%
Total costs and expenses	617,101	91.9%	565,744	90.6%
Income from operations	54,375	8.1%	58,724	9.4%
Interest expense	39,459	5.9%	38,451	6.2%
Interest income	(1,260)	(0.2%)	(1,581)	(0.3%)
Other (income) expense, net	(1,937)	(0.3%)	716	0.1%
Income before income taxes	18,113	2.7%	21,138	3.4%
Income tax expense	4,154	0.6%	5,102	0.8%
Net income	$13,959	2.1%	$16,036	2.6%
Net income per common share:
Basic	$0.15		$0.18
Diluted	$0.15		$0.18
Weighted average number of common shares outstanding:
Basic	90,366		90,366
Diluted	90,366		90,366

The following table sets forth our results of operations including as a percentage of revenue for the nine months ended September 28, 2024 and September 30, 2023 (in thousands, except where otherwise noted):

	Nine Months Ended
	September 28, 2024		September 30, 2023
Revenue	$2,016,079		$1,892,186
Costs and expenses:
Cost of services (excluding depreciation and impairment)	1,518,818	75.3%	1,357,299	71.7%
Depreciation and amortization	87,393	4.3%	80,582	4.3%
Selling, general, and administrative expenses	234,148	11.6%	220,597	11.7%
Impairment losses	7,140	0.4%	7,081	0.4%
Total costs and expenses	1,847,499	91.6%	1,665,559	88.0%
Income from operations	168,580	8.4%	226,627	12.0%
Interest expense	119,806	5.9%	114,365	6.0%
Interest income	(5,120)	(0.3%)	(4,119)	(0.2%)
Other income, net	(5,721)	(0.3%)	(1,725)	(0.1%)
Income before income taxes	59,615	3.0%	118,106	6.2%
Income tax expense	18,872	0.9%	30,375	1.6%
Net income	$40,743	2.0%	$87,731	4.6%
Net income per common share:
Basic	$0.45		$0.97
Diluted	$0.45		$0.97
Weighted average number of common shares outstanding:
Basic	90,366		90,366
Diluted	90,366		90,396

Comparison of the Three Months Ended September 28, 2024 and September 30, 2023

Revenue

	Three Months Ended		Change
	September 28, 2024	September 30, 2023	Amount	%
Early childhood education centers	$626,439	$585,919	$40,520	6.9%
Before- and after-school sites	45,037	38,549	6,488	16.8%
Total revenue	$671,476	$624,468	$47,008	7.5%

Total revenue increased by $47.0 million, or 7.5%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023.

Revenue from early childhood education centers increased by $40.5 million, or 6.9%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023, of which approximately 6% was from higher tuition rates and approximately 1% was attributable to increased enrollment. Revenue from early childhood education centers for the three months ended September 28, 2024 was higher by $10.5 million compared to the three months ended September 30, 2023 due to the timing of registration fee billing in the third quarter of fiscal 2024 compared to the second quarter of fiscal 2023.

The increase in revenue from early childhood education centers was driven by an increase in higher ECE same-center revenue. Excluding centers that became classified as same-centers after September 30, 2023, which primarily relates to Crème Schools, ECE same-center growth was $34.0 million. New and acquired centers not yet classified as same-centers contributed $9.1 million in revenue during the three months ended September 28, 2024.

Revenue from before- and after-school sites increased by $6.5 million, or 16.8%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023 primarily due to opening new sites, offering more summer day camps, and increased tuition rates.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $52.7 million, or 11.2%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. This increase was primarily driven by a $20.0 million decrease in reimbursements from COVID-19 Related Stimulus recognized due to the conclusion of certain stimulus funding. The increase was also attributable to higher personnel costs of $18.0 million due to wage rate and labor hour increases, partially offset by lower grant related bonuses. Additionally, other cost of services increased by $9.9 million primarily as a result of increased marketing spend and insurance costs, and rent expense increased $4.9 million due to new centers.

Depreciation and amortization

Depreciation and amortization increased by $2.6 million, or 9.5%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. This increase was primarily due to higher depreciation expense of $2.6 million as a result of additional capital expenditures in fiscal 2023 as well as depreciation of property and equipment at acquired and new centers.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $3.4 million, or 4.9%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. This decrease was driven by lower personnel costs of $1.8 million due to lower bonus reserve, partially offset by higher compensation expense on our deferred compensation plan. The decrease was also attributable to $1.7 million lower professional fees incurred as a result of investments in talent and transformational initiatives in fiscal 2023.

Impairment losses

Impairment losses decreased by $0.5 million, or 29.2%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. This decrease was primarily driven by fewer centers with property and equipment impairment during the three months ended September 28, 2024.

Interest expense

Interest expense increased by $1.0 million, or 2.6%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. This increase was primarily driven by $4.7 million in higher interest on long-term debt as a result of entering into an incremental first lien term loan in March 2024, partially offset by a $3.1 million decrease due to income recognized on our three pay-fixed-receive-float interest rate swap agreements during the three months ended September 28, 2024. Additionally, this increase was partially offset by a $0.6 million decrease in amortization of debt issuance costs.

Interest income

Interest income decreased by $0.3 million, or 20.3%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. This decrease was primarily driven by lower cash balances held in interest-bearing accounts during the three months ended September 28, 2024.

Other (income) expense, net

Other (income) expense, net increased by $2.7 million, or 370.5%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. This increase was primarily due to a $2.8 million net change in realized and unrealized holding gains on our deferred compensation plan investment trust assets. See Note 1 of our audited consolidated annual financial statements included in the Prospectus for further information regarding our deferred compensation plan.

Income tax expense

Income tax expense decreased by $0.9 million for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. The effective tax rate was 22.9% for the three months ended September 28, 2024 as compared to 24.1% for the three months ended September 30, 2023. Compared to the statutory rate, the difference in the effective tax rates for both the three months ended September 28, 2024 and September 30, 2023 was primarily due to state income taxes, partially offset by the relative impact that federal tax credits had on current and prior period activity.

Comparison of the Nine Months Ended September 28, 2024 and September 30, 2023

Revenue

	Nine Months Ended		Change
	September 28, 2024	September 30, 2023	Amount	%
Early childhood education centers	$1,872,894	$1,774,767	$98,127	5.5%
Before- and after-school sites	143,185	117,419	25,766	21.9%
Total revenue	$2,016,079	$1,892,186	$123,893	6.5%

Total revenue increased by $123.9 million, or 6.5%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023.

Revenue from early childhood education centers increased by $98.1 million, or 5.5%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023, of which approximately 5% was from higher tuition rates while enrollment remained relatively consistent.

The increase in revenue from early childhood education centers was driven by an increase in higher ECE same-center revenue. Excluding centers that became classified as same-centers after September 30, 2023, which primarily relates to Crème Schools, ECE same-center growth was $82.0 million. New and acquired centers not yet classified as same-centers contributed $21.5 million in revenue during the nine months ended September 28, 2024.

Revenue from before- and after-school sites increased by $25.8 million, or 21.9%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023 primarily due to opening new sites, increased tuition rates, and offering more summer day camps.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $161.5 million, or 11.9%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily driven by a $89.3 million decrease in reimbursements from COVID-19 Related Stimulus recognized due to the conclusion of certain stimulus funding. The increase was also attributable to higher personnel costs of $63.0 million due to wage rate and labor hour increases as well as benefits cost increases, partially offset by lower grant related bonuses. Additionally, other cost of services increased by $22.2 million primarily as a result of increased insurance costs and marketing spend, and rent expense increased $10.4 million due to new centers. These increases were partially offset by $23.4 million in ERC recognized during the nine months ended September 28, 2024.

Depreciation and amortization

Depreciation and amortization increased by $6.8 million, or 8.5%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily due to higher depreciation expense of $7.2 million as a result of additional capital expenditures in fiscal 2023 as well as depreciation of property and equipment at acquired and new centers, partially offset by a $0.3 million decrease in amortization expense driven by intangible assets that became fully amortized in fiscal 2023.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $13.6 million, or 6.1%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. This increase was driven by a $8.4 million increase in equity-based compensation expense as a result of the March 2024 distribution to certain employees, officers, managers, directors, and other providers of services to KC Parent, LP ("KC Parent") and its subsidiaries with outstanding profit interest units (collectively, “PIU Recipients”) related to the 2015 Equity Incentive Plan ("PIUs Plan"), partially offset by the remeasurement of restricted stock units ("RSUs") and stock options to fair value each reporting period as a result of the awards becoming liability-classified in fiscal 2023. Additionally, we incurred $5.7 million higher meetings and travel expense attributable to our field leadership summit held during the nine months ended September 28, 2024 and $4.7 million in costs related to our transition to an integrated cloud-based enterprise resource planning system, primarily within computer costs, personnel costs, and professional fees. These increases were partially offset by $3.7 million lower professional, legal, and recruiting fees incurred as a result of investments in talent and transformational initiatives during the nine months ended September 30, 2023.

Impairment losses

Impairment losses increased by $0.1 million, or 0.8%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. This increase was driven by $1.0 million higher right-of-use asset impairment from centers with lower cash flow projections, partially offset by $1.0 million lower property and equipment impairment due to fewer centers with property and equipment impairment during the nine months ended September 28, 2024.

Interest expense

Interest expense increased by $5.4 million, or 4.8%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily driven by $14.1 million in higher interest on long-term debt as a result of entering into an incremental first lien term loan in March 2024, partially offset by a $4.5 million decrease due to income recognized on our three pay-fixed-receive-float interest rate swap agreements during the nine months ended September 28, 2024 as compared to expense recognized on our interest rate cap agreement during the nine months ended September 30, 2023. Additionally, this increase was partially offset by a $4.2 million decrease in amortization of debt issuance costs.

Interest income

Interest income increased by $1.0 million, or 24.3%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily driven by higher average interest rates on cash balances held in interest-bearing accounts during the nine months ended September 28, 2024.

Other (income) expense, net

Other (income) expense, net increased by $4.0 million, or 231.7%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. This increase was primarily due to a $2.5 million net change in realized and unrealized holding gains on our deferred compensation plan investment trust assets. The increase was also attributable to a $1.5 million gain recognized from insurance claims. See Note 1 of our audited consolidated annual financial statements included in the Prospectus for further information regarding our deferred compensation plan.

Income tax expense

Income tax expense decreased by $11.5 million for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. The effective tax rate was 31.7% for the nine months ended September 28, 2024 as compared to 25.7% for the nine months ended September 30, 2023. Compared to the statutory rate, the difference in the effective tax rate for the nine months ended September 28, 2024 was primarily due to the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized, tax expense from equity-based compensation, and state income taxes. Compared to the statutory rate, the difference in the effective tax rate for the nine months ended September 30, 2023 was primarily driven by state income taxes.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with the United States generally accepted accounting principles ("GAAP"), we also provide the below non-GAAP financial measures. EBIT, EBITDA, adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and should not be considered as an alternative to net income or loss, income or loss from operations, or any other performance measure in accordance with GAAP, or as an alternative to cash provided by operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP.

We present EBIT, EBITDA, adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per common share because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. Specifically, adjusted EBITDA and adjusted net income (loss) allow for an assessment of our operating performance without the effect of charges that do not relate to the core operations of our business.

EBIT, EBITDA, adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per common share have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;
•
they do not reflect income tax expense or the cash requirements for income tax liabilities;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will have to be replaced in the future, and EBIT, EBITDA, adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per common share do not reflect cash requirements for such replacements;
•
they do not reflect our cash used for capital expenditures or contractual commitments;
•
they do not reflect changes in or cash requirements for working capital; and
•
other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as comparative measures.

EBIT, EBITDA, and Adjusted EBITDA

EBIT is defined as net income adjusted for interest and income tax expense (benefit). EBITDA is defined as EBIT adjusted for depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for impairment losses, equity-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, and other costs because these charges do not relate to the core operations of our business. We present EBIT, EBITDA, and adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. We believe adjusted EBITDA is helpful to investors in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

The following table shows EBIT, EBITDA, and adjusted EBITDA for the periods presented, and the reconciliation to its most comparable GAAP measure, net income, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net income	$13,959	$16,036	$40,743	$87,731
Add back:
Interest expense	39,459	38,451	119,806	114,365
Interest income	(1,260)	(1,581)	(5,120)	(4,119)
Income tax expense	4,154	5,102	18,872	30,375
EBIT	$56,312	$58,008	$174,301	$228,352
Add back:
Depreciation and amortization	29,641	27,069	87,393	80,582
EBITDA	$85,953	$85,077	$261,694	$308,934
Add back:
Impairment losses (1)	1,257	1,776	7,140	7,081
Equity-based compensation (2)	(1,402)	56	(94)	835
Management and advisory fee expenses (3)	1,216	1,216	3,648	3,648
Acquisition related costs (4)	—	84	16	1,179
Non-recurring distribution and bonus expense (5)	—	—	19,287	—
COVID-19 Related Stimulus, net (6)	(14,908)	(32,160)	(65,683)	(126,857)
Other costs (7)	(760)	970	6,139	8,659
Adjusted EBITDA	$71,356	$57,019	$232,147	$203,479

Adjusted net income (loss) and adjusted net income (loss) per common share

Adjusted net income (loss) is defined as net income adjusted for income tax expense (benefit), amortization of intangible assets, impairment losses, equity-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, other costs, and non-GAAP income tax expense (benefit) because these charges do not relate to the core operations of our business. Adjusted net income (loss) per common share is defined as the amount of adjusted net income (loss) per weighted average number of common shares outstanding. We present adjusted net income (loss) and adjusted net income (loss) per common share because we consider them to be important measures used to evaluate our operating performance internally. We believe the use of adjusted net income (loss) and adjusted net income (loss) per common share provides investors with consistency in the evaluation of the Company as they offer a meaningful comparison of past, present, and future operating results, as well as more useful financial comparisons to our peers. We believe these supplemental measures can be used to assess the financial performance of our business without regard to certain costs that are not representative of our continuing operations.

The following table shows adjusted net income (loss) and adjusted net income (loss) per common share for the periods presented and the reconciliation to the most comparable GAAP measure, net income and net income per common share, respectively, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
Net income	$13,959	$16,036	$40,743	$87,731
Income tax expense	4,154	5,102	18,872	30,375
Net income before income tax:	$18,113	$21,138	$59,615	$118,106
Add back:
Amortization of intangible assets	2,284	2,296	6,852	7,131
Impairment losses (1)	1,257	1,776	7,140	7,081
Equity-based compensation (2)	(1,402)	56	(94)	835
Management and advisory fee expenses (3)	1,216	1,216	3,648	3,648
Acquisition related costs (4)	—	84	16	1,179
Non-recurring distribution and bonus expense (5)	—	—	19,287	—
COVID-19 Related Stimulus, net (6)	(14,908)	(32,160)	(65,683)	(126,857)
Other costs (7)	(760)	970	6,139	8,659
Adjusted income (loss) before income tax	5,800	(4,624)	36,920	19,782
Adjusted income tax expense (benefit) (8)	1,497	(1,193)	9,529	5,106
Adjusted net income (loss)	$4,303	$(3,431)	$27,391	$14,676
Net income per common share: (9)
Basic	$0.15	$0.18	$0.45	$0.97
Diluted	$0.15	$0.18	$0.45	$0.97
Adjusted net income (loss) per common share: (9)
Basic	$0.05	$(0.04)	$0.30	$0.16
Diluted	$0.05	$(0.04)	$0.30	$0.16
Weighted average number of common shares outstanding: (9)
Basic	90,366	90,366	90,366	90,366
Diluted	90,366	90,366	90,366	90,396

Explanation of add backs:

(1)
Represents impairment charges for long-lived assets as a result of center closures and reduced operating performance at certain centers due to the impact of changing demographics in certain locations in which we operate and current macroeconomic conditions on our overall operations.
(2)
Represents non-cash equity-based compensation expense in accordance with Accounting Standards Codification ("ASC") 718, Compensation: Stock Compensation.
(3)
Represents amounts incurred for management and advisory fees with related parties in connection with a management services agreement with Partners Group (USA), Inc., a related party of the Company’s ultimate parent, which was terminated upon completion of our IPO.
(4)
Represents costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration, and severance related costs. During the periods presented, these costs were incurred related to the acquisition of Crème School.
(5)
During March 2024, we recognized a $14.3 million one-time expense related to an advance distribution to Class B PIU Recipients. In connection with this distribution, we recognized a $5.0 million one-time bonus expense for RSU and stock options to certain service providers, which are defined as employees, consultants, or directors (collectively, “Participants"), to account for the change in value associated with the March 2024 distribution to PIU Recipients. We do not routinely make distributions to PIU Recipients in advance of a liquidity event or pay bonuses to RSU or stock option Participants outside of normal vesting and we do not expect to do so in the future.
(6)
Includes expense reimbursements and revenue arising from the COVID-19 pandemic, net of pass-through expenses incurred as a result of certain grant requirements. We recognized $16.9 million and $36.9 million during the three months ended September 28, 2024 and September 30, 2023, and $55.9 million and $145.2 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment), as well as $0.2 million and $1.4 million during the three months ended September 28, 2024 and

September 30, 2023, and $0.3 million and $3.0 million during the nine months ended September 28, 2024 and September 30, 2023, respectively, in revenue arising from COVID-19 Related Stimulus. Additionally, during the nine months ended September 28, 2024, we recognized $23.4 million of ERC offsetting cost of services (excluding depreciation and impairment) as well as $2.6 million in professional fees in selling, general, and administrative expenses as a result of calculating and filing for ERC. COVID-19 Related Stimulus is net of pass-through expenses incurred as stipulated within certain grants of $2.3 million and $6.0 million during the three months ended September 28, 2024 and September 30, 2023, and $11.4 million and $21.3 million during the nine months ended September 28, 2024 and September 30, 2023, respectively.
(7)
Other costs include certain professional fees incurred for both contemplated and completed debt and equity transactions, as well as costs expensed in connection with prior contemplated offerings. For the three months ended September 28, 2024, other costs include expenses incurred, offset by a refund for costs expensed in a prior period resulting in a net credit to expense, for professional fees incurred as a result of our IPO. For the three months ended September 30, 2023, other costs include expenses incurred related to a contemplated equity transaction. For the nine months ended September 28, 2024, other costs includes $2.9 million in transaction costs associated with our incremental first lien term loan and repricing on our $1,750.0 million senior secured credit facilities and $0.7 million in costs related to our IPO. For the nine months ended September 30, 2023, other costs includes $6.3 million in transaction costs associated with our June 2023 refinancing. These costs represent items management believes are not indicative of core operating performance.
(8)
Includes the tax effect of the non-GAAP adjustments, calculated using the appropriate federal and state statutory tax rate for each adjustment. The non-GAAP tax rate was 25.8% for both the three and nine months ended September 28, 2024 and September 30, 2023. Our statutory rate is re-evaluated at least annually.
(9)
The outstanding shares and per share amounts have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 1 and Note 18 within the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations, current cash balances, and borrowings available under a $160.0 million revolving credit facility (the "First Lien Revolving Credit Facility"). Our principal uses of cash are payments of our operating expenses, such as personnel salaries and benefits, debt service, rents paid to landlords, and capital expenditures.

We expect to continue to meet our liquidity requirements for at least the next 12 months under current operating conditions with cash generated from operations, cash on hand, and to the extent necessary and available, through borrowings under the credit agreement, dated as of June 12, 2023 (as subsequently amended and restated) (the "Credit Agreement"). If the need arises for additional expenditures, we may seek additional funding. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” We have incurred significant expenses during our transition to a public company that we had not previously incurred as a private company, including costs associated with public company reporting requirements of the Securities Exchange Act of 1934, as amended, as well as the corporate governance standards of the Sarbanes-Oxley Act and the New York Stock Exchange. In the future, we may attempt to raise additional capital through the sale of equity securities or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. We cannot provide assurance that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Debt facilities

As of September 28, 2024, our Credit Agreement consists of a $1,590.0 million first lien term loan ("First Lien Term Loan Facility") and a $160.0 million First Lien Revolving Credit Facility.

In March 2024, we entered into an amendment to the Credit Agreement for a $265.0 million incremental first lien term loan. The amendment increased the required quarterly principal payments on the First Lien Term Loan Facility to $4.0 million from $3.3 million, beginning with the payment due for the quarter ended March 30, 2024. All other terms under the Credit Agreement remained unchanged.

In April 2024, we entered into a repricing amendment to the Credit Agreement for the First Lien Term Loan Facility and the First Lien Revolving Credit Facility, including fees on the outstanding balance of letters of credit. As of the effective date of the amendment, the First Lien Term Loan Facility bears interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR"), plus 4.50% per annum. Additionally, as of the effective date of the amendment, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 4.00% and 4.50% per annum, and fees on the outstanding balance of letters of credit bear interest at an applicable rate between 4.00% and 4.50% per annum, based on a pricing grid of our First Lien Term Loan Facility net leverage ratio. All other terms under the Credit Agreement remained unchanged.

On October 10, 2024, subsequent to the end of the three and nine months ended September 28, 2024, we entered into an amendment to the Credit Agreement to increase the total borrowing capacity of the First Lien Revolving Credit Facility by $80.0 million to $240.0 million and extend the maturity date of $225.0 million of the facility (the “Revolving Extended Tranche Commitments”) to the earlier of October 2029 or 91 days prior to the First Lien Term Loan Facility maturity date (the "Springing Maturity Date"), unless on or prior to the Springing Maturity Date, the Company repays, repurchases, or redeems, in full, the First Lien Term Loan Facility. Additionally, the cap on the amount of letters of credit that can be drawn against the borrowing capacity of the First Lien Revolving Credit Facility increased to $172.5 million. The maturity date of the remaining $15.0 million of non-extended commitments was unchanged from June 2028.

On October 30, 2024, we repaid $608.0 million of outstanding principal on the First Lien Term Loan Facility utilizing the net proceeds from our IPO, reducing the principal balance to $966.8 million, and, in conjunction, entered into a repricing amendment to the Credit Agreement (the "Repricing Amendment"). As of the effective date of the Repricing Amendment, the First Lien Term Loan Facility bears interest at a variable rate equal to SOFR plus 3.25% per annum. Additionally, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.75% and 3.25% per annum, and fees on the outstanding balance of letters of credit bear interest at an applicable rate between 2.75% and 3.25% per annum, based on a pricing grid of our First Lien Term Loan Facility net leverage ratio. The Repricing Amendment decreased the required quarterly principal payments on the First Lien Term Loan Facility to $2.4 million, beginning with the payment due for the quarter ended March 29, 2025. All other terms under the Credit Agreement remain unchanged.

As of September 28, 2024, there were no outstanding borrowings under the First Lien Revolving Credit Facility and $55.8 million of outstanding letters of credit.

The interest rate effective as of September 28, 2024 was 9.83% on the First Lien Term Loan Facility, 4.00% on outstanding letters of credit, and 0.25% on the unused portion of the First Lien Revolving Credit Facility.

The weighted average interest rate during the nine months ended September 28, 2024 for the First Lien Term Loan Facility was 10.11%.

All obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions.

Under the Credit Agreement the financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio (as defined in the Credit Agreement) to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding on the First Lien Revolving Credit Facility (excluding all letters of credit) exceeds 35% of total revolving commitments on such date. As this threshold was not met as of September 28, 2024 the quarterly maximum First Lien Term Loan Facility net leverage ratio financial covenant was not in effect. Nonfinancial loan covenants restrict our ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates.

The First Lien Term Loan Facility matures in June 2030 and the First Lien Revolving Credit Facility matures in June 2028.

As of September 28, 2024, we were in compliance with all covenants of the Credit Agreement.

In February 2024, we entered into a credit facilities agreement, dated as of February 1, 2024, which allows for $20.0 million in letters of credit to be issued ("LOC Agreement"). We pay an interest rate of 5.95% on any outstanding balance and 0.25% on any unused portion. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, we issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility.

As of September 28, 2024, there were $20.0 million outstanding letters of credit under the LOC Agreement.

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

See Note 10 and Note 18 of our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our debt facilities.

Cash flows

The following table summarizes our cash flows (in thousands) for the periods presented:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash provided by operating activities	$156,736	$307,764
Cash used in investing activities	(108,702)	(96,542)
Cash used in financing activities	(67,112)	(127,786)
Net change in cash, cash equivalents, and restricted cash	(19,078)	83,436
Cash, cash equivalents, and restricted cash at beginning of period	156,412	105,469
Cash, cash equivalents, and restricted cash at end of period	$137,334	$188,905

Net cash provided by operating activities

Cash provided by operating activities decreased by $151.0 million for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. Net income, adjusted for non-cash items, decreased by $37.1 million primarily due to lower cost reimbursements from COVID-19 Related Stimulus recognized, partially offset by revenue growth. The net changes in operating assets and liabilities resulted in a $114.0 million decrease in cash primarily due to deferred recognition of ERC and collections on grants receivable during the nine months ended September 30, 2023, partially offset by higher accrued interest expense due to the timing of interest payments during the nine months ended September 28, 2024.

Net cash used in investing activities

Cash used in investing activities increased by $12.2 million for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. The increase was driven by $6.7 million in higher payments for acquisitions and $4.8 million in higher capital expenditures.

Net cash used in financing activities

Cash used in financing activities decreased by $60.7 million for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. The decrease was primarily due to the $264.3 million in proceeds from the issuance of an incremental first lien term loan during the nine months ended September 28, 2024 as well as the $115.8 million net impact of our June 2023 refinancing during the nine months ended September 30, 2023. These decreases were partially offset by the $320.0 million March 2024 distribution to KC Parent during the nine months ended September 28, 2024.

Cash requirements

As of September 28, 2024, we have cash requirements for leases, long-term debt payments and other liabilities. For lease related information, see Note 7 of our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of September 28, 2024, we have the following obligations:

•
Long-term debt obligations, including interest, of $2.5 billion are expected to be paid out as follows: $45.1 million for the remainder of 2024, $372.1 million in two to three years, $323.9 million in four to five years, and $1.7 billion thereafter through June 2030 when the First Lien Term Loan Facility matures.
•
Self-insurance obligations of $66.9 million are expected to be paid out as claims are settled and cash outflows cannot be estimated reliably.
•
Deferred compensation plan of $37.2 million is expected to be paid out based on the individual plan participant and cash outflows cannot be estimated reliably.
•
Promissory notes, including interest, of $0.8 million are expected to be paid out as follows: $0.1 million for the remainder of 2024, $0.6 million in two to three years, and $0.1 million in four to five years.
•
Other liabilities of $4.3 million is comprised of various payables expected to be paid out based on the contractual terms.

•
Service arrangements which include certain information technology, labor software, and maintenance services of $48.8 million are expected to be paid out as follows: $6.2 million for the remainder of 2024, $17.7 million in two to three years, $7.5 million in four to five years, and $17.4 million thereafter.

Certain agreements may have cancellation penalties for which, if we were to cancel, we would be required to pay up to approximately $4.8 million. Other cancellation penalties cannot be estimated as we cannot predict the occurrence of future agreement cancellations. See Note 11 and Note 14 of our audited consolidated annual financial statements included in the Prospectus for additional detail related to our contractual obligations.

Critical Accounting Estimates and Significant Judgments

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect our consolidated financial statements and accompanying notes. Amounts recorded in our consolidated financial statements are, in some cases, estimates based on our management’s judgment and input from actuaries and other third parties and are developed from information available at the time. We evaluate the appropriateness of these estimates on an ongoing basis. Actual outcomes may vary from the estimates, and changes, if any, are reflected in current period earnings.

There have been no changes to our critical accounting policies described within Management's Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus. For a description of our other significant accounting policies, see Note 1 in both our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated annual financial statements included in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our results of operations or financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates.

Interest Rate Risk

As of September 28, 2024, we had $1.5 billion of variable-rate debt, net of debt issuance costs. We estimate that had the average interest rates on our borrowings outstanding under the Credit Agreement increased by 100 basis points, our interest expense would have increased by approximately $2.0 million during the three months ended September 28, 2024 and approximately $6.0 million during the nine months ended September 28, 2024, net of the effects of our interest rate derivatives.

We are exposed to interest rate risk and may use derivatives to manage variable interest rates on the First Lien Revolving Credit Facility and the First Lien Term Loan Facility. We do not hold or issue derivatives for trading or speculative purposes. We may enter into interest rate derivative contracts that are designated as cash flow hedges under ASC 815, Derivatives and Hedging, to effectively convert a portion of our variable-rate debt to a fixed-rate basis. In October 2022, we entered into an interest rate cap agreement that commenced in December 2022 and matured in June 2024 in order to hedge interest rate risk on a portion of the variable-rate debt of our prior $1,200.0 million first lien term loan facility, which was repaid in full in connection with the June 2023 refinancing. We paid an initial $5.0 million premium for the interest rate cap, which we amortized over the life of the contract. Under the interest rate cap, we received variable amounts from a counterparty if interest rates rose above the strike rate on the contract. The interest rate hedged under the interest rate cap was modified from the London Interbank Offered Rate to SOFR contemporaneously with our June 2023 refinancing in connection with reference rate reform. We elected to adopt an optional expedient available under ASC 848, Reference Rate Reform, which allowed a hedging relationship to continue, in light of a change in critical terms, without de-designation of the hedge. The derivative's notional amount was $659.8 million immediately prior to its expiration on June 28, 2024 and was considered highly effective through its expiration. In January 2024, we entered into a pay-fixed-receive-float interest rate swap with a notional amount of $400.0 million and a fixed interest rate of 3.85% per annum. Additionally, in February 2024, we entered into two pay-fixed-receive-float interest rate swaps each with a notional amount of $200.0 million and a fixed interest rate of 3.89% per annum. These swaps commenced in June 2024 when the interest rate cap expired, and they will mature in December 2026, with a total notional amount of $800.0 million through December 2026. The contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement and we receive variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum. As of September 28, 2024, the derivatives are considered highly effective.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 28, 2024 due to a previously-disclosed material weakness in our internal control over financial reporting as described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

We previously identified a material weakness that continues to exist, which relates to the lack of effectively designed and maintained IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; and (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored.

We are in the process of designing and implementing controls and taking other actions to remediate the material weakness described above, including implementing an enterprise resource planning software system. The material weakness will not be considered remediated until we complete the design and implementation of controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 28, 2024.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to the section titled “Risk Factors” in the Prospectus. There have been no material changes to our risk factors as previously disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Conversion

On September 20, 2024, the Company’s Board and KC Parent, the owner of the Company’s outstanding shares of common stock, approved the Common Stock Conversion, effected immediately following the effectiveness of the Company’s registration statement on Form S-1. As a result, on October 8, 2024, 756,816,836 shares of Class A common stock outstanding, with a par value of $0.0001 per share, were converted to 90,366,089 shares of common stock, with a par value of $0.01 per share, at a ratio of 8.375-to-one.

Use of Proceeds from Initial Public Offering of Common Stock

On October 15, 2024 we completed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-281971), which was declared effective on October 8, 2024.

Under the registration statement, we sold 27,600,000 shares of our common stock in the aggregate at a price of $24.00 per share. This included 3,600,000 shares issued by the Company pursuant to the option to purchase additional shares granted to the underwriters. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as representatives of the underwriters for the offering. We received net proceeds of approximately $616.2 million. There has been no material change in the use of proceeds as described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 28, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Third Amended and Restated Certificate of Incorporation of KinderCare Learning Companies, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-42367) filed on October 15, 2024 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of KinderCare Learning Companies, Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-42367) filed on October 15, 2024 and incorporated herein by reference).

10.1

Registration Rights Agreement, dated as of October 8, 2024, by and among the Company and each of the other persons from time to time party thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-42367) filed on October 15, 2024 and incorporated herein by reference).

10.2

Stockholders Agreement, dated as of October 8, 2024, by and among the Company and each of the other persons from time to time party thereto (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-42367) filed on October 15, 2024 and incorporated herein by reference).

10.3

Revolving Credit Facility Amendment, dated as of October 10, 2024, by and among the Company and each of the other person from time to time party thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-42367) filed on October 15, 2024 and incorporated herein by reference).

10.4#

KinderCare Learning Companies, Inc. Amended and Restated 2022 Incentive Award Plan (previously filed as Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.5#

KinderCare Learning Companies, Inc. 2024 Employee Stock Purchase Plan (previously filed as Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.6*	Amendment No. 4 to the Credit Agreement, dated October 30, 2024, by and among the Company, KUEHG Corp. and each of the other persons from time to time party thereto.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KinderCare Learning Companies, Inc.

Date: November 21, 2024	By:	/s/ Paul Thompson
	Name:	Paul Thompson
	Title:	Chief Executive Officer

Date: November 21, 2024	By:	/s/ Anthony Amandi
	Name:	Anthony Amandi
	Title:	Chief Financial Officer