Form 10-K
period 2024-12-28
KinderCare Learning Companies, Inc.
filed 2025-03-21
CIK 1873529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42367

KinderCare Learning Companies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-1653366
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5005 Meadows Road Lake Oswego, OR	97035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 872-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KLC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of June 29, 2024, the last day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The registrant’s common stock began trading on the New York Stock Exchange on October 9, 2024.

The number of shares of registrant’s common stock outstanding as of March 19, 2025 was 118,006,276.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement (the "Proxy Statement") relating to the 2025 annual meeting of stockholders (the “2025 Annual Meeting of Stockholders”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 28, 2024.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements include those we make regarding the following matters:

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
•
expenses associated with being a public company; and
•
the other factors set forth under “Risk Factors.”

Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K.

Channels of Disclosure of Information

We announce material information to the public through filings with the Securities and Exchange Commission (the "SEC"), our investor relations website (investors.kindercare.com), press releases, public conference calls and public webcasts. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Summary Risk Factors

We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and results of operations. You should carefully consider the risks discussed in the section titled “Risk Factors,” including the following risks, before investing in shares of our common stock:

Risks Related to our Business

•
Changes in the demand for child care and workplace solutions, which may be negatively affected by demographic trends and economic conditions, including unemployment rates, may materially and adversely affect our business, financial condition and results of operations.
•
Our business depends largely on our ability to hire and retain qualified teachers and maintain strong employee engagement.
•
A permanent shift in workforce demographics and office environments may result in decreased demand for center-based or site-based child care and have a materially adverse effect on our business, financial condition and results of operations.
•
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity could impact the demand for our services.
•
Our continued profitability depends on our ability to offset our increased costs, such as labor and related costs, through increases in tuition rates.
•
Governmental universal child care benefit programs and changes in the spending policies or budget priorities for government funding of child care and education could impact demand for our services.
•
Our business, financial condition and results of operations may be materially and adversely affected by various litigation and regulatory proceedings.

Risks Related to our Capital Structure, Indebtedness and Capital Requirements

•
We may face risks related to our indebtedness.
•
The terms of our First Lien Term Loan Facility, First Lien Revolving Credit Facility and the LOC Agreement (in each case, as defined herein, and collectively, the "Credit Facilities") impose operating and financial restrictions on us that may impair our ability to respond to changing barriers and economic conditions.
•
We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.
•
Acquisitions present many risks and may disrupt our operations. We also may not realize the financial and strategic goals that were contemplated at the time of the transaction.
•
Any impairment of goodwill, other intangible assets or long-lived assets could negatively impact our results of operations.
•
We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

Risks Related to Intellectual Property, Information Technology and Data Privacy and Security

•
If we are unable to adequately protect our intellectual property rights, our business, financial condition and results of operations may be materially and adversely affected.
•
We rely significantly on the use of information technology, as well as those of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident of our information systems, or those of our third-party service providers, could disrupt our business operations.
•
Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, uncertain or inconsistent interpretation and enforcement of legal requirements or differing views of personal privacy rights, which may have a material adverse effect on our reputation, business, financial condition and results of operations.

•
We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our brand, reputation, business, financial condition and results of operations.

Risks Related to our Common Stock

•
If our stock price fluctuates, you could lose a significant part of your investment.
•
Because Partners Group Holding AG ("PG") owns a significant percentage of our common stock, it may control major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.
•
We are a “controlled company” within the meaning of the New York Stock Exchange (the "NYSE") rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
•
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

General Risks

•
Changes in tax laws or to any of the several factors upon which our tax rate is dependent could impact our future tax rates and net (loss) income and affect our profitability.
•
Inadequacy of our insurance coverage or an inability to procure contractually required coverage could have a material and adverse effect on our business, financial condition and results of operations.
•
We incur significant additional costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
•
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.
•
Natural disasters, geo-political events and other highly disruptive events could materially and adversely affect our business, financial condition and results of operations.
•
Discovery of any environmental contamination may affect our operating results.

PART I

Item 1. Business

KinderCare Learning Companies, Inc. (the "Company," "KinderCare," "we," "us" and "our") is the largest private provider of high-quality early education and child care services ("ECE") in the United States by center capacity. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of over 1,500 early childhood education centers with capacity for over 200,000 children and approximately 1,000 before- and after-school sites located in 40 states and the District of Columbia as of December 28, 2024. We believe families choose us because of our differentiated, inclusive approach and our commitment to delivering every child a high-quality educational experience in a safe, nurturing and engaging environment.

Our steadfast commitment to quality education offers an attractive value proposition to the children, families, schools and employers we serve, driven by our market-leading scale, proprietary curriculum instructed by our talented teachers and dedication to safety, access and belonging. We leverage our extensive network of community-based centers, employer-sponsored programs and before- and after-school sites to meet parents where they are, which is an important factor in the context of evolving work styles and the increasing prevalence of work-from-home or hybrid work arrangements in the U.S. We believe our proprietary curriculum helps us generate superior outcomes for children of all abilities and backgrounds. We use third-party assessment tools that consistently show children in our centers outperform their peers in other programs in readiness for kindergarten. We voluntarily seek accreditation at all of our centers and onsite programs, demonstrating our commitment to establishing best practices for our sector. Our commitment to transparent, third-party validation of the quality and impact of our offerings is a critical factor for parents when selecting a center for their children. Our culture promotes high levels of employee engagement, which we believe leads to better financial performance of our centers.

We have built a reputation as a leader in early childhood education and care across our three consumer-facing brands designed to address key parent demographics: KinderCare Learning Centers ("KCLC"), Crème School and Champions. Our inherent strength is that our portfolio of brands serves a broad range of consumers across the country, demographics and income levels. We leverage the strength of this portfolio to differentiate ourselves in positioning child care as an essential part of a modern benefits offering to employers of all sizes and workforce demographics. Our portfolio of brands, which are, and historically have been, operated through our wholly-owned subsidiaries, is set forth below:

•
KCLC is the largest private provider of community-based early child care and education centers in the United States by center capacity. As of December 28, 2024, KCLC operated approximately 1,520 KCLC centers with a capacity to serve approximately 200,000, of which over 70 are employer-based centers. Most KCLC centers are accredited by national organizations such as the National Accreditation Commission for Early Care and Education Programs (the "NAEYC"). The accreditation process, which can take two years to complete, evaluates curriculum, evidence of learning, operating practices, and health and safety protocols. Families typically become aware of KCLC through our strong brand recognition, public relations campaigns, digital and direct marketing efforts and word-of-mouth references before enrolling directly in a center. KCLC serves families with children between six weeks and 12 years of age, and represented 87.7% and 88.3% of our fiscal 2024 and fiscal 2023 revenue, respectively.
•
Crème School is a premium provider of community-based early child care and education with over 40 schools across 15 states and a capacity for serving over 10,000 children as of December 28, 2024. We believe Crème School is differentiated by its early education model of transitioning children to a variety of themed classrooms throughout its signature, spacious facilities. The model utilizes an innovative rotation schedule that keeps children stimulated and excited to learn through enrichment programs such as S.T.E.M. Lab, Art Studio, Digital Tech Lab and more. Crème School serves families with children between six weeks and 12 years of age, and represented 4.9% and 5.2% of our fiscal 2024 and fiscal 2023 revenue, respectively.
•
Champions is a leading private provider of before- and after-school programs in the United States. Our outsourced model provides an attractive value proposition to schools and districts. We provide staff, teachers and curriculum to deliver high-quality supplemental education and care to families with children in preschool to school-age onsite at approximately 1,000 sites as of December 28, 2024. Champions represented 7.4% and 6.6% of our fiscal 2024 and fiscal 2023 revenue, respectively.

Our employer-facing business serves the child care needs for today’s dynamic workplaces. We provide customized family care benefits for organizations, including care for young children on or near the site where their parents work, tuition benefits, and backup care where KinderCare programs are located. In addition to operating approximately 1,450 KCLC community-based centers, as of December 28, 2024, KCLC also operated over 70 onsite employer-sponsored centers and had relationships with over 900 employers. We work closely with employers to design programs that effectively address the child care needs of their employees. Our ability to offer both onsite centers, as well as access to our own leading KinderCare center network, provides flexibility and accessibility to a broad range of employees, which we believe is becoming more important due to the increasing availability of work-from-home or hybrid work. The KCLC community-based centers, onsite employer-based centers, and Crème centers together comprise our total early childhood education centers.

Our operating strategy is designed to deliver a high-quality, outcomes-driven, education experience for every child and family we serve across all of our centers and sites. This self-reinforcing strategy is anchored in four pillars:

•
Educational Excellence. We leverage our proprietary curriculum combined with third-party assessment tools and voluntary accreditation to deliver a high-quality educational experience and provide objective validation of the quality and impact of our programs.
•
People & Engagement. We utilize a proprietary, data-driven approach to attract, hire and develop exceptional talent. We believe that our culture builds emotional connections between our employees and our mission and values, driving high engagement across our organization. Our internal surveys consistently demonstrate that a more engaged workforce leads to better financial performance of our centers. Our passionate and engaged educators are focused on developing strong connections with the families and communities we serve.
•
Health & Safety. We consistently adhere to strict procedures across all of our centers to provide a healthy, safe environment for our children and our workforce and to deliver confidence and peace of mind to families. Our procedures address both the physical and mental health of children and are informed by input from the Centers for Disease Control and Prevention and other third-party experts.
•
Operations & Growth. We consistently pursue operational excellence and believe that enables us to deliver profitable growth and to fund consistent reinvestment into our service offerings. We utilize a robust technology platform and proprietary operating procedures to deliver a high-quality, consistent experience across our centers and sites. Our technology platform closely monitors activity across all centers and sites and allows us to stay connected with families on a daily basis through digital channels. We utilize this proprietary data to continuously refine our operations and adapt to changing market conditions and consumer preferences.

Our Industry

We compete in the U.S. market for ECE services, including before- and after-school services for school-aged children.

The market for center based ECE services is highly fragmented, with over 90,000 centers in the United States in 2022, according to Child Care Aware of America. These centers are predominately located within residential communities and on employer campuses. We estimate that the top five providers, including KinderCare, represented approximately 5% of total capacity as of December 28, 2024 in the United States.

In a report published by the Harvard Business Review, nearly 27 million workers, or 16% of the American workforce in 2021, relied on child care every day. In November 2024, EY-Parthenon reported child care spending in 2023 at nearly $62 billion, of which $41 billion was for-profit child care. From 2000 to 2019, the for-profit segment grew at a compound annual growth rate of 6% and they anticipate a similar compound annual growth rate for 2023 to 2028. We believe that our near-term revenue opportunity across our portfolio is approximately $10 billion in the nearly $62 billion market achieved through same-center growth, employer sponsored opportunities, before- and after-school opportunities, new center openings, and mergers and acquisitions.

Employers increasingly recognize the benefits of offering employees access to flexible, high-quality, affordable ECE options through either a tuition benefits program or as backup care. We believe long-term trends and evolving work styles are driving a preference for flexible ECE solutions with care options both onsite at corporate offices and in the communities in which employees live. According to management estimates, the employer-sponsored ECE market represented a small but meaningful portion of the overall ECE market with expenditures of approximately $2 billion in 2022.

The market for before- and after-school programs serves children in pre-K through 6th grade. According to MDR Education, there are over 64,000 elementary schools across the United States. As of December 28, 2024, we have contracts with approximately 2% of these schools, and see significant opportunity to grow beyond this footprint. Schools have long recognized the benefits of providing their families with access to before- and after-school care and education programs, though many schools have struggled to effectively manage and deliver such offerings. The lack of before- and after-school care onsite creates challenges for children and families who need to travel to and from other providers, such as the YMCA, to access full-day care solutions. Third-party providers, such as Champions, are in the early stages of serving this market opportunity at scale.

We believe the market opportunity for scaled, quality ECE providers will continue to grow due to the following trends and market dynamics:

Broad recognition of the benefit of ECE drives growth in private spend and consistent public subsidy funding. Studies have consistently shown that organized early childhood education fosters the development of cognitive and social skills, better preparing children for success in school and life and achieving long-term benefits for society. The U.S. government has consistently passed bipartisan public funding to support ECE and catalyze these societal benefits. Federal subsidies for ECE have historically increased over time and have also demonstrated resiliency as well as continued growth in economic downturns. Funding for federal subsidies is primarily provided through the Child Care and Development Fund (the "CCDF"), authorized under the Child Care & Development Block Grant (the "CCDBG"), and increased from $6.0 billion in 2005 to $14.7 billion in 2024. We anticipate that public subsidy funding will continue as historical bipartisan support illustrates the need for, and importance of, ECE. Furthermore, we believe that our core competency of subsidy expertise will allow us to help families find access to continued public subsidies, which will help drive greater access to our centers.

Trends in labor force participation continue to support robust demand for high-quality ECE. As of 2023, 69% of children under the age of six were in households where all available parents were working, an increase from 65% in 2015 according to the Center of American Progress. The labor force participation rate of women ages 25 to 34 in the United States was nearly 77% in 2023, up from 74% in 2015 according to the U.S. Bureau of Labor Statistics. The share of mothers who are working has increased across the board; however, employment rates of mothers with children under age five lags that of mothers with older children by approximately 10% according to the Center for American Progress. Among millennials, over 80% cite work-life integration, of which access to high-quality child care is a key component, as the most important factor in job selection according to a Forbes article published in 2020. However, according to an October 2023 survey by the NAEYC, 79% of parents looking for child care reported difficulty finding space in a program and of those parents, 84% reported that not being able to find child care impacted their ability to work. These trends are expected to drive sustained growth in the ECE market. We believe that we will continue to benefit from increasing labor participation as more parents seek out high-quality ECE and employers strive to provide competitive benefits, including ECE benefits, to employees.

ECE supply-demand imbalance creates opportunity for further capacity expansion and occupancy optimization. Families across all household income levels have reported difficulty in finding ECE care. According to the Council of Economic Advisers, a majority of families that searched for care reported difficulty in doing so, with quality, capacity, cost and location as key pain points. In addition to this, the American Rescue Plan Act of 2021 ("ARPA"), passed in March 2021, included $14.9 billion in stimulus funding for the CCDBG and an additional $23.9 billion for a COVID-19 child care relief and stabilization fund, which needed to be fully distributed by December 31, 2024. According to The Century Foundation, a meaningful number of child care programs risk closure due to the expiration of ARPA funding in 2024, which puts coverage for approximately 3.2 million children at risk, potentially further exacerbating the supply-demand challenges and, we believe, creating increased demand for our services.

ECE talent constraints are easing as sector employment levels approach 2020 levels. The ECE sector experienced a steady increase in the number of employees from 2013 through early 2020 peaking at 1.05 million, according to the U.S. Bureau of Labor Statistics. The Center for American Progress reported that ECE employment increased from approximately 680,000 to approximately 1.01 million between April 2020 and October 2023, an almost 50% increase. As of October 2023, ECE sector employment reached 96% of peak levels reached in February 2020. We believe we are particularly well positioned to attract talent due to our ability to offer competitive pay, benefits and training, along with more job flexibility compared to other ECE providers.

Strong tailwinds supporting demand for premium ECE offerings. The number of U.S. families with children with household income of at least $140,000 has grown at a compound annual growth rate of approximately 7% between 2017 and 2021, based on a report by EY-Parthenon. According to the Council of Economic Advisers more than 40% of families with household income greater than $150,000 that searched for child care reported difficulty in doing so, with capacity constraints as the most prevalent limitation. Management estimates that the premium opportunity could represent over 600 potential new greenfield centers across new and existing geographies.

Steady shift to scaled providers as families seek high-quality scaled operators. The ECE market, according to management estimates, remains highly fragmented, with national operators making up less than 10% of the centers in the United States. We believe that as the importance and benefits of ECE continue to be recognized by families, scaled national providers are well positioned to continue to invest in quality by seeking accreditations, developing proprietary curriculum, attracting quality teachers, training teachers and building new capacity, resulting in market share shifting over time from smaller regional and local players to larger national providers.

Scaled providers are uniquely positioned to navigate complex public subsidy funding channels. Each state has unique and disparate processes to administer funds received from the CCDF, making it difficult for many families and providers to access public subsidy funding. We believe scaled providers with the expertise, resources and infrastructure necessary to understand each state’s requirements and support families through the application process are best positioned to capture enrollments supported by public funds. We expect public subsidy funding for ECE to continue to grow, furthering the importance of this capability.

Established work-from-home or hybrid work arrangements has shifted ECE preferences for dual working families. We believe that providers who offer ECE via a variety of delivery channels are best positioned to meet the evolving demands of working parents as requirements vary by employer. According to Gallup research, a majority of employees with remote-capable jobs report having work-from-home or hybrid work arrangements, with 53% of survey participants reporting they spent one to four days in the office as of May 1, 2024. We believe that a community-based approach to ECE, offering care close to where families live, will be attractive for most working parents that have a work-from-home or hybrid work schedule. In other instances, where employees are expected to be in the office five days a week, we expect the onsite ECE model will continue to be an attractive option for working parents and employers.

Our Competitive Strengths

We believe the following are our core strengths that differentiate us from our competition:

Market leader with significant scale and portfolio advantages. We are the largest private provider of ECE in the United States by center capacity with over 20% greater center capacity, based on our estimates, than the next largest operator. We believe our scale creates a sustainable competitive advantage, enabling us to (i) identify best practices within our network and apply them across all of our centers and onsite programs, (ii) consistently invest in our curriculum to produce tangible student outcomes, (iii) attract and retain high-quality talent with a broad benefits package and career development opportunities, (iv) invest in our technology infrastructure to better manage our operations and drive elevated parent engagement, (v) identify opportunities for expansion through new greenfield centers and acquisitions, (vi) help our families access public subsidy funding by engaging with over 800 government agencies, and (vii) serve as a leading, visible advocate for our industry with legislators.

We believe the quality of our portfolio is also a differentiating factor for us due to prior center optimization efforts, a successful acquisition track record, consistent processes and investments, and a suburban-focused center network. From 2012 to 2017, we strategically consolidated 380 underperforming centers, which was a driver of our compound same-center revenue growth of 4.5% and increased same-center occupancy from 56% to 69%. Since then, we acquired two strategic platforms, Rainbow Learning Centers in 2018 and Crème School in 2022, which provide us with strong greenfield capabilities and access to the premium ECE market – resulting in a quality portfolio with density in suburban communities. We leverage operating data from across our scaled network to proactively manage our operations and instill best practices to improve center performance, make investment decisions and increase occupancy.

Strategic portfolio of complementary service offerings and locations appeals to today’s family. Our flexible offerings allow us to meet parents where they are as the only national ECE provider offering ECE (i) in centers in local communities (KCLC and Crème School), (ii) onsite at employers, and (iii) in schools (Champions). Through our employer-sponsored programs, we provide employees the flexibility to access our ECE programs at the location which is most convenient to them, whether in their local communities or onsite at their employers. We believe our mix of offerings makes us well suited to address families’ various ECE needs, particularly as work arrangements have become less standardized across the workforce over the past few years.

Multi-faceted brand and product offering expands the population of families we can serve. We seek to serve the majority of the U.S. child population. We are proud to serve low-income families whom we assist in gaining access to subsidy funds, middle-class families who are looking for quality care in their communities, and high-income families who are looking for a more premium early childhood education experience. For our employer-sponsored program sales, our proven track record enables us to win onsite child care mandates while our national footprint and site density allows us to partner with companies looking to effectively offer employer child care benefits, including subsidized tuition, priority access and backup care, among others.

Commitment to educational excellence across our footprint. We have intentionally designed our curriculum for children of all abilities, and we continuously enhance and refine our curriculum in an effort to drive better outcomes. As educational quality for young children can be difficult for parents to assess, we utilize objective, third-party assessment tools and accreditation to demonstrate the impact of our programs. We voluntarily seek accreditation at all of our centers and onsite programs. In addition, our internal studies with third-party assessment tools show that on average, children who attend KinderCare centers, reach developmental milestones earlier than other children their age. Our assessments have also shown that children enrolled in our programs for over one year significantly outperform children enrolled for less than one year, demonstrating that longer enrollment can lead to greater developmental progress. We provide our students with a well-rounded experience that embraces and transcends the more traditional scholastic elements. For example, our Crème School centers offer enrichment classes that teach students culinary education, coding and robotics, character development and communication, among other things.

Strong workforce engagement drives robust operational performance. We utilize a holistic approach to attract, train, develop and retain a talented workforce, at scale, and drive workforce engagement. Our approach fosters stronger connections with families and better center financial performance. Our workforce culture is a fundamental driver of employee engagement as we strive to maintain a culture that is mission-driven, inclusive and values the input of each of our employees. Since 2012, we have partnered with Gallup to measure, improve and sustain high levels of employee and family retention and engagement across our centers and National Support Center. According to Gallup, in 2024, 75% of our workforce considered themselves engaged, more than double the U.S. population average. We believe engagement and our teacher pay strategy, supported our retention of 73% of our teachers with one or more years of experience (“Tenured Teachers”) as of December 28, 2024.

We evaluate employee and family engagement using Human Sigma Scores (as defined below). In this analysis, we score employee engagement and family engagement at each center based on employee and family surveys, respectively. The employee engagement score and the family engagement score are combined for each center (such scores together, a "Human Sigma Score"), and we group our centers into six equal buckets by combined engagement score, whereby a Human Sigma Score of 6 represents the bucket with the highest combined employee and family engagement scores and a Human Sigma Score of 1 represents the bucket with the lowest combined employee and family engagement scores. Gallup research shows our Human Sigma Scores are positively correlated with our performance on key business indicators, including academic outcomes for children, employee retention, center and site occupancy levels and overall financial performance. We find optimal performance and outcomes in our centers with higher Human Sigma Scores, whereas our centers with lower Human Sigma Scores tend to have higher variability in performance and present an opportunity to improve metrics and outcomes. In 2024, our centers with a Human Sigma Score of 6 had occupancy rates 11% higher than our centers with a Human Sigma Score of 1.

Well-invested technology infrastructure will continue to accelerate our business. We invest significant resources into our technology infrastructure to support our centers, site operations and interactions with families. Our digital family experience for active families has a rating twice that of other scaled providers, supported by the over 160,000 parents who use our mobile app daily and open it on average three times per day. The app, which supports real-time photo and video sharing, teacher messages, calendars and more has over 50,000 reviews on the Apple Store with a 4.9 rating. Our investments have eliminated over 150 customer pain points, reduced the manual workload of teachers and produced real-time key performance indicator ("KPI") reporting across our centers. The data from these systems, combined with the data we obtain from families and prospective families, enables informed decision-making, and we believe improves learning outcomes and increases family engagement and retention.

Expertise in helping families access public subsidy funding for child care. We proactively work with prospective and current families to help them access public subsidy funding. The process for accessing public subsidy funding is complex and burdensome, causing many families to forego applying for available resources. Our dedicated Subsidy Team assists families with understanding the requirements of programs available to them and with completing the administrative steps necessary to access public subsidy funding. We believe our scale allows us to invest in the expertise, resources and infrastructure needed to effectively navigate these programs across our network of centers. Our frequent interactions and relationships with government institutions position us as a leading advocate for our industry to help build continued growing public funding support for our industry.

High-quality management team demonstrating deep industry experience across education and multi-site consumer industries. Our experienced management team has executed on its strategic initiatives with respect to people, education and financial performance. The combined expertise and experience of our management team covers early child care, as well as multi-site platforms and education. Our Company is managed by a seasoned team of professionals including our Chairman and former Chief Executive Officer Tom Wyatt who, with over 41 years of experience leading successful child care and multi-site platforms, has guided our Company to achieve the highest standards of excellence in ECE. Paul Thompson, Chief Executive Officer, has over 36 years of relevant experience, previously serving as the Company’s Chief Financial Officer. Tony Amandi, current Chief Financial Officer, has 25 years of financial and leadership experience. Our management team has demonstrated consistent growth, achieving a compound same-center revenue growth of 5.1% from 2012 to 2024.

Our Growth Strategies

We intend to extend our position as the largest private ECE provider in the United States by center capacity through our key growth strategies, as follows:

Increase same-center revenues through improved occupancy and consistent price increases across our portfolio of offerings. We employ a multi-pronged strategy to increase same-center revenues through enrollment and tuition rate increases. Our commitment to inclusive access and transparent, third-party validation across our offerings allows us to provide a significant value proposition to families seeking ECE. We leverage our strong brand recognition, public relations campaigns, digital and direct marketing campaigns and word-of-mouth references to attract families to our centers. As a scaled provider, we believe we are well positioned to benefit from the combined impacts of growing ECE demand and potential supply reductions driven by center closures as stimulus funding sunsets. Given our scale and operational expertise and resources, we possess the ability to serve families supported by public subsidy funding and the agility to meet evolving family preferences toward flexible and accredited providers. In 2024, same-center revenue increased by 4.5%, nearly all of which was driven by centers that were classified as same-centers as of both fiscal 2024 and fiscal 2023. We believe we are well positioned to continue to increase same-center revenues through our multi-pronged strategy of occupancy improvement and tuition rate increases.

Occupancy Improvement. We have a strong track record of improving occupancy rates across our portfolio. In the past decade, we increased our average same-center occupancy from 58% in 2013 to 70% in 2024 through a combination of strategic investments in technology, talent and implementing best practices across our centers. We leverage quintile analysis to further evaluate our center performance. Quintile analysis ranks our centers by EBITDA performance, with Quintile 1 having our highest performing centers. Our top quintile operated at 86% average occupancy as of December 28, 2024, a significant improvement of approximately 11% since December 2019. Our 4th and 5th quintile centers have an embedded growth opportunity, supported by our demonstrated success at driving occupancy improvement. These bottom quintiles average nearly 61% occupancy as of December 28, 2024. All else constant, occupancy improvement of approximately 2% would have a positive EBITDA margin impact of nearly 1%.

Pricing model designed for continued growth. We consistently invest in all aspects of our service offering to deliver high-quality, accessible ECE. We also offer competitive compensation and benefits packages as well as periodic salary increases for our teachers and staff. We implement regular price increases across our centers to support these investments. Over the past three years, our annual tuition price increases ranged from 4-7% across all of our centers. Rate increases vary by age and center. We have found that parents appreciate our investment in delivering a high-quality ECE solution for their children and are supportive of reasonable annual price increases to facilitate such investments. Additionally, while our rates for children of a given age increase each year, these rates generally decrease as children get older. Our pricing methodology indexes rates against our entry level infant tuition rates; toddler rates are set at approximately 95%, two-year old rates are set at approximately 90% and preschool rates are set at approximately 85% of infant tuition rates. As a result, the out-of-pocket costs paid by parents typically decrease as children age, despite our annual rate increases.

Continue to expand our flexible employer-sponsored program offerings. We believe flexible work schedules are the “new normal.” We seek to provide employers with a diverse, flexible offering to best meet the needs of their workforce, which we believe positions us to grow our employer client base as work styles evolve. In addition to offering access to our own network of approximately 1,450 KCLC community-based centers and over 40 Crème School locations, we also offer onsite employer-sponsored centers providing employers with the ability to design flexible programs to meet the shifting needs of their employees. We also offer meaningful tuition benefits programs, which allow employers to provide discounted access to our centers by helping pay the cost of tuition. In 2024, employer-sponsored tuition benefits comprised of approximately $535 million of our revenues, growing annually as a result of our increasing employer relationships, which is up to over 900 as of December 28, 2024. These relationships include over 70 onsite employer-sponsored centers.

Leverage dedicated teams and data-driven research for new center openings across both KCLC, Crème School and Champions sites. We consistently open new greenfield centers that generate attractive returns and complement our existing center network across each of our brands. We opened 115 new greenfield centers in fiscal 2018 through fiscal 2024. We maintain a robust pipeline of new center opportunities with a team of specialized employees that follow a disciplined and data-driven approach in selecting and opening locations for new greenfield centers. We utilize dedicated teams to oversee the development and opening of each new center. This approach creates a scalable, repeatable and highly efficient process while ensuring we are consistently creating the best experience for families and center staff.

Opportunistically pursue strategic acquisitions and partnerships in a highly fragmented market. We continue to grow our footprint by acquiring centers through our disciplined acquisition approach. We acquired 264 centers in fiscal 2018 through fiscal 2024. We maintain a robust pipeline of targets, ranging in size from single site to multi-site providers, to drive inorganic growth performance. Our priority is to quickly transition newly acquired centers onto our technology platform, implement our proprietary curriculum and center management processes while completing a full rebranding. Given the significant fragmentation in our industry, we expect to continue to pursue acquisitions which meet our criteria and complement our existing network. Additionally, we regularly evaluate opportunities to add new brands, developed internally and via acquisitions, that will provide us with the ability to target and serve specific populations, including potential international opportunities for growth.

Educational Excellence

The primary factors driving our educational excellence are our propriety, differentiated curriculum, our commitment to third-party accreditation and our use of research-based assessment tools.

Proprietary Curriculum

We use a proprietary, research-based developmental curriculum in all early education classrooms (our "Early Foundations curriculum"). Our Early Foundations curriculum is built around expected developmental milestones for children from six weeks of age through kindergarten entry, and covers all critical learning domains for young children including language and literacy, social and emotional development, cognitive development, executive function, physical/motor development and wellness, and creative arts. We developed our curriculum to meet the needs of young children across all economic and ethnic backgrounds and to accommodate dual language children. Our Early Foundations curriculum focuses on skill development and continuously assesses and documents children’s progress.

The Early Foundations framework aligns with best practice recommendations from across the industry. Outside experts in each domain review our curriculum for content and sequencing to ensure that it is comprehensive and aligns with expected skill progression. In addition, we have developed a proprietary enrichment program for families to explore select content in greater depth in small group settings.

We continuously adapt and refresh our curriculum to respond to the dynamic needs of children and families, and to reflect the latest ECE research. These areas of focus include overcoming learning loss, supporting social and emotional development, and rebuilding a sense of belonging. We also incorporated technology across our centers to enhance the adaptability and delivery of our curriculum. Digital tools like classroom tablets enable teachers to easily customize curriculum to meet the individual needs of each child and allow teachers to continuously document progress and tailor instructional activities.

Voluntary, Third-Party Accreditation

We strive to achieve nationally recognized accreditation across all our early learning centers and onsite programs through the NAEYC, the National Accreditation Commission for Early Care and Education Programs and the National Early Childhood Program Accreditation, which are external, independent accrediting agencies. By law or regulation, accreditation is not required to operate a center. We voluntarily pursue accreditation to provide parents a mechanism to accurately assess quality by relying on the objectivity of third-party accreditors. In addition to building the Company’s reputation within the industry and among our families, accreditation offers the added benefit of enhanced reimbursement rates from states. Accreditation is a rigorous process. Less than 15% of ECE providers in the United States are accredited. In contrast, over 87% of KinderCare centers and onsite programs are accredited as of December 28, 2024. The accreditation process typically takes up to two years and involves a comprehensive self-assessment; staff and family surveys; demonstrated evidence of quality of policies, procedures and program content; and a site visit by external validators who determine whether the program meets national standards of excellence. Programs are assessed across numerous standards including relationships with children, families and the community, nutrition and health, teaching practices, physical environment, and leadership and management.

Assessment

We utilize research-based assessment tools to evaluate the developmental progress of children in our programs, including the BRIGANCE study, TerraNova and Ages & Stages Questionnaires. For example, the BRIGANCE study is administered in both fall and spring to measure student progress. This assessment is administered to children under six years of age across diverse ethnic and demographic groups through a norm-referenced developmental screen. The BRIGANCE study has reported two consistent findings in over six years of use in our centers:

•
Children enrolled in KinderCare programs are better prepared than their peers. Across ages, gender, income levels and ethnic backgrounds, children enrolled in KinderCare programs show greater than expected gains from fall to spring and a significant reduction in learning delays, when compared to the normative sample. Additionally, an increased percentage of children screen in the gifted range as compared to the normative sample.
•
The longer children are enrolled in KinderCare programs, the better the learning outcomes. Longitudinal studies assessing outcomes based on tenure within our programs consistently demonstrate that children enrolled in KinderCare programs for over one year significantly outperform children enrolled for less than one year. Notably, children from lower income or minority populations significantly benefit from our programs.

People & Engagement

Our people are the foundation of our success and as of December 28, 2024, include over 42,000 teachers and staff, 290 field team employees and 1,400 members of our corporate National Support Center team. In May 2020, we transitioned our corporate National Support Center employees to a hybrid working model and as such, we relocated our corporate offices to a new office space with a smaller physical footprint. The new corporate offices offer collaborative workspaces on a reservation basis for individuals and teams as needed.

Since 2012, we have partnered with Gallup to measure, improve and sustain high levels of employee and family retention and engagement across our centers and National Support Center. Gallup research shows our Human Sigma Scores are positively correlated with our performance on key business indicators, including academic outcomes for children, employee retention, center and site occupancy levels and overall financial performance.

We have received the Gallup Exceptional Workplace Award nine years in a row and are the first and only early childhood education provider recognized with this award. This award recognizes organizations that achieve extraordinary outcomes and create cultures of engagement far surpassing global and U.S. averages. The analysis completed by Gallup involves more than 2.7 million workers across more than 100,000 teams. We approach family retention and engagement with rigor equal to our employee engagement initiatives. We provide center and site directors with direct and actionable reporting tools to support deep family engagement at each location.

We consistently focus and measure our retention and engagement with both employees and families so that we continue to improve our experience. Employee retention in the childhood education space is paramount for fostering a nurturing and stable environment for both educators and children. We are dedicated to creating a supportive culture for our staff which is driven by our shared values, expansive training and development, and a comprehensive total rewards program including competitive benefits and pay, as further outlined below.

Employee and Family Retention and Engagement

Culture and Values

Our belief that we are more than just teachers is core to our culture and serves as a guiding principle across all actions we take. Our teachers are advocates for their students, giving them the confidence to try new things and develop socially. We summarize our calling to impact children and families in our actionable and behavior-based Service Values, which are shared by all our teams:

•
I build great relationships with families;
•
I anticipate and quickly resolve parent concerns;
•
I genuinely care about every child in my classroom;
•
My team works together to make our center warm and welcoming;
•
An important part of my job is talking with parents about their children; and
•
I respond to the unique needs and interests of every child.

Hiring

Our talent selection process utilizes a proprietary research-based, data-driven selection tool, which we developed in partnership with Gallup. The tool, which is called the Great People Selection tool, assesses candidates for the core traits of our highest-performing teachers to predict success in early learning classrooms.

Hiring decisions are predominately made locally by center and site directors, with assistance from recruiters and operational support teams. Our centralized systems, tools and resources enable us to recruit and hire at scale and onboard new staff efficiently. We conduct comprehensive nationwide and state background checks as well as local reference checks.

Ensuring our new teachers go through a thorough onboarding process is crucial to longer term success. To address this need, we have a formalized program called the "First 100 Days" to support and engage new teachers as they begin their journey with KinderCare. The program includes regular and frequent check-ins for teachers to share ideas about what they are experiencing in the classroom and to provide opportunities for self-care and reflection during a very important period. The First 100 Days has been such a successful program, we have expanded it over time to drive further engagement for our newest teachers. In 2021 we launched a virtual experience to provide further support for new teachers, which is facilitated by a live moderator and connects new teachers from across multiple geographies. We expanded the virtual experience in 2022 to include e-learning materials, which better aligns with individual timing, pace and learning styles. We believe that a strong and supportive onboarding experience will generally lead to better long-term outcomes in our centers for teachers and families alike.

Training and Development

We offer professional development to all employees. For center directors and field leadership, we host seasonal training sessions to promote continuous development. Our teachers and center staff participate in a formalized onboarding program prior to conducting student-facing activities. The program ensures new employees are grounded in our protocols and culture, from safe interactions with children and understanding local licensing regulations to building relationships with families. We also conduct two annual professional development days, supplemented by virtual training modules delivered through our proprietary learning management system, which we also use to track and monitor completion of compliance-related training. We utilize a comprehensive and proprietary rubric that identifies specific behaviors expected in all our classrooms to help teachers learn and grow professionally. Additionally, we support continued development by providing regular, targeted training opportunities to help teachers focus on developing skillsets in particular areas of their profession. Our mix of in-person and virtual trainings allow us to drive consistency at scale.

Total Rewards

We offer a comprehensive total rewards program that includes competitive pay, matching 401(k) program contributions and health and wellness benefits. We continue to enhance the program with improved medical, dental and vision offerings, in addition to the inclusion of life insurance. We offer our employees significantly discounted tuition in our centers and onsite programs. We also offer all of our full-time employees the opportunity to earn their Child Development Associate Certification (“CDA”) at no cost and since 2017 have partnered with the CDA Council for Professional Recognition to offer the latest in childhood development training to our teachers. The CDA is the predominant credential in early childhood education.

Teacher and Center/Site Staff Compensation Approach

Ensuring our employees receive competitive pay has long been at the forefront of our retention and engagement strategy, with a special focus on investing in our teachers as they are at the heart of what we do every day. We believe we will drive better and more consistent experiences for families, as well as foster happier and more fulfilled employees by providing employees with competitive pay. With the goal of making KinderCare the best place for teachers to learn and grow as career educators, we began investing in wages by providing standardized annual merit-related increases in wages in 2015. Since then, we have prioritized investments in center and site staff wages, including making incremental improvements in wages for our lead teachers and differentiating merit-based increases in wages by performance, tenure and pay as compared to a standard level of merit-based increases.

Additionally, in 2021 we prioritized an additional wage investment for teachers to further incentivize continued career growth and progress. In November 2021, we began rolling out the wage investment initiative to initial test markets with the goal of measuring changes in metrics related to growth and occupancy, teacher turnover and continuity of care. As the initial test markets yielded positive results, we expanded the investment in wages to all Tenured Teachers across KinderCare in May 2022. We continue to honor teacher tenure with significantly higher wage rates starting at their one-year service anniversary.

Health & Safety

We employ robust practices that support the overall well-being of the children we serve, as well as our employees and staff.

Classroom Safety

We maintain rigorous health and safety standards within all our classrooms across our centers and sites. Center directors regularly provide safety training to their teachers and staff to ensure our employees are updated on our latest protocols and adhere to our safety standards. Twice a month, teachers and children participate in disaster drills, including fire, active threat, earthquake and tornado scenarios among others. Several times daily, we conduct name-to-face roll calls to ensure all children are safe and accounted for and building access is restricted to only authorized family members. In addition, we partner with medical experts to monitor and continually improve our health and safety protocols at our centers and sites.

Safe sleep is a critical practice in all our centers and is particularly critical for infants. We utilize safe sleep practices for infants, toddlers and older children. New teacher onboarding includes comprehensive safe sleep training and all center teachers attend annual training.

WELL Health-Safety Rating

KinderCare earned the WELL Health-Safety Rating for Facility Operations and Management from the International WELL Building Institute for its KCLC community-based centers, KCLC centers onsite at employers, as well as the Company’s headquarters. KinderCare is the largest education provider and only national provider of early childhood education and care to receive this distinction. This third-party validation of KinderCare’s health and safety practices comes after a thorough evaluation of operational policies, maintenance protocols, communications practices and emergency plans.

Holistic Wellness

We recognize the importance of nutrition and the development of healthy eating habits. We participate in the Partnership for a Healthier America, which works with the private sector to improve nutrition practices and health equity. Our Grow Happy initiative encourages families to practice healthy nutrition and physical activity outside of the classroom. Our menus are intentionally designed by a registered dietitian to exclude unhealthy items like juice, fried foods and sugary snacks. Additionally, our curriculum includes content on physical or motor development and wellness.

We also recognize the importance of developing sound emotional habits early in life. We use social and emotional skill-building tools and techniques, such as feelings magnets and puppets, to help children learn about their own feelings and increase their awareness of the feelings of others. Across our age-based classrooms, we facilitate the development of critical thinking and self-reliance to help build confidence for life.

Our exclusion for illness policy requires children and employees to remain out of our centers until they are fever free for 24 hours without the use of medication. We monitor for any signs of illness or physical or emotional safety concerns upon arrival to our locations.

Operations & Growth

Marketing and Communications

We believe KinderCare is the most recognized brand in our industry. Leveraging our national brand and localized center teams, we use a clearly defined relationship-driven approach to marketing to generate brand awareness, inquiries and enrollments.

To drive consumer awareness, we align campaigns to timely topics, nationally and locally, including industry leadership and advocacy, health and safety best practices and parenting guidance on key topics like learning loss. We conduct media training for our district managers to enable them to serve as local spokespeople for relevant media stories. Given the importance of online reviews, we employ a continuous outreach program to families to increase the number of available reviews.

We employ seasonal marketing campaigns to fuel inquiries. Our digital delivery channels include display ads, paid social media ads and email campaigns to prospective, enrolled and lapsed families. Our websites receive approximately 10 million visitors annually and we continuously refine our national and individual center landing pages to optimize organic search traffic and convert paid ad clicks to inquiries.

Tuition

We leverage market demographics, market demand, competitor analysis, state subsidy reimbursement rates and perceived value proposition to inform pricing decisions. This approach allows us to be nimble in adjusting rates to meet demand and ensure we are competitively priced. Annual tuition increases are a critical component to supporting investments in our pillars of educational excellence, people and engagement, health and safety and operation and growth. Additionally, while our rates for children of a given age increase each year, these rates decrease as children get older. Our pricing methodology indexes rates against our entry level infant tuition rates; toddler rates are set at approximately 95%, two-year old rates are set at approximately 90% and preschool rates are set at approximately 85% of infant tuition rates. As a result, the out-of-pocket costs paid by parents decreases as children age, despite our annual rate increases. In addition to tuition, our Learning Adventures supplemental enrichment programs, annual registration fees and summer programs are additional sources of revenue.

Subsidy Access

With one in seven children living in poverty in the United States, and a disproportionate number of those being children of color, the work we do to support low-income families is of critical importance. When families receive child care assistance, they are more likely to be employed and generate higher earnings.

We have a dedicated Subsidy Team that supports families navigating the complex and unique subsidy programs of states and local governments. Our Subsidy Team helps our centers and families secure subsidy funding and efficiently manage complex agency processes.

Technology Platform

Our investments in systems and technology enable us to closely monitor performance across our entire footprint. Our proprietary center management platform, OneCMS, is core to our technology platform. We utilize this platform across our entire organization to drive efficient operations and provide real-time KPI tracking and reporting.

OneCMS offers multiple differentiating features for families and center staff, and includes billing and payment functionality that support a diverse set of family needs including allowing multiple payers, with each having different payment amounts, payment types and access rights. This platform also manages our relationships with the hundreds of public agencies we work with to help eligible families access public subsidy funds. OneCMS promotes uniformity across centers, allowing for granular KPI management and more efficient integration of new greenfield centers and newly acquired centers. This, in turn, accelerates the rapid adoption of KinderCare policies and processes for new center additions.

We continue to invest in creating differentiated digital experiences for our families. Our websites are optimized for search engine marketing, including regional and local center-specific content and pages and allow us to deliver rich, personalized and interactive content to our families during their enrollment process that reinforces the core tenets of our brand. Our robust Salesforce-enabled CRM platform tracks families throughout each phase of the sales funnel and drives conversion of inquiries to enrollments. Additionally, our parent portal gives families the ability to enroll and manage their KinderCare accounts in a mobile-friendly digital experience.

Our KinderCare branded mobile app drives significant parent engagement. Parents access our app three times per day on average with engaging features including real-time video and photo sharing, digital daily reports and curriculum tailored to each child’s personal development. Families can invite extended family and friends into their child’s development journey through the app, allowing them to receive customized content and updates.

New Center Additions

We continue to expand our center footprint into new communities and at additional employer locations through greenfield center openings and through acquisition of centers from other providers. Since fiscal 2018, we have added over 375 centers to our network through acquisitions and new greenfield center openings.

We maintain a robust pipeline of new center opportunities and employ a disciplined and rigorous approach in selecting which centers to open or acquire. All potential new centers are evaluated to assess: local market trends and dynamics, overlap with existing KinderCare centers, the competitive landscape within a given market, and the performance of other existing providers in the market. Prior to committing to a new center addition, a cross-functional team, including our Chief Financial Officer, Chief Human Resources Officer and Chief Innovation Officer, evaluates the opportunity and reviews a detailed financial plan for the proposed addition to ensure the investment meets our internal return objectives.

We utilize dedicated, specialized teams to oversee the development, opening and/or addition of a new center. These teams are deeply involved in all centers that we add to our network – whether community-based or employer-sponsored, greenfield or acquisition. This approach creates a scalable, repeatable and highly efficient process while ensuring we are creating the best experience for families and center staff. These teams include:

•
Growth Delivery Team. Our Growth Delivery Team provides project management for all work streams supporting new center additions, including construction, procuring furniture, fixtures and equipment, and obtaining the appropriate local licensure to operate. Our Growth Delivery team also supports our due diligence process for center acquisitions and works closely with acquired centers to ensure any modifications to acquired facilities and equipment are completed in a timely fashion so that the center can operate in line with KinderCare standards.
•
New Center Enrollment Team. Our New Center Enrollment Team manages the pre-opening marketing expenditure for a new center in order to drive interest from prospective families. This team works closely with prospective families to address any questions they may have, and has deep expertise helping families assess a new center prior to opening. Our New Center Enrollment Team helps optimize our marketing spend such that new centers open at an attractive enrollment level and with a pipeline of interested families so that the center can increase enrollment and occupancy post-opening.
•
New Center Operations Team. Our New Center Operations Team hires and trains the teachers and staff for a new center, and provides support to the new center workforce post-opening to ensure that the experience families, children, teachers and staff have at the new center is consistent with the experience we offer across our network of KinderCare centers. The team is also responsible for assisting the new center workforce in developing strong, emotional connections and engagement with families and children in the initial weeks following the addition of a new center. It is our preference to hire a center director for each of our new centers from within the organization to maintain a consistent culture across centers. Additionally, our internal data demonstrates that, on average promoting internal talent at the center director level leads to higher retention and improved business performance. We focus on installing strong center directors and teams in each new center to manage our growth effectively.

We conduct a robust evaluation process for new center additions to assess performance against measures that align with our four pillars. Once a center consistently meets the necessary requirements across our four pillars, the new center is transitioned out of new center status and graduates into our existing field operations.

Competition

KinderCare primarily competes in the U.S. market for ECE, a highly fragmented market that includes scaled providers, smaller regional providers and faith-based or local operators.

KinderCare is the largest provider in this industry in the United States by center capacity. We estimate that the top five providers, including KinderCare, represented approximately 5% of total capacity as of December 28, 2024. We consider Bright Horizons, Kiddie Academy, The Goddard School, Primrose Schools and the Learning Care Group, Inc. brands (La Petite Academy, TutorTime and others) to be our closest competitors.

In addition to ECE offerings, we serve school-age children in our Champions before- and after-school programs. Competitors in this segment include YMCA and other regional providers like Alphabest and Right at School.

We believe we are well positioned to outperform our competition due to a variety of key differentiators, including our ability to serve families through various channels (in their communities, at their workplace or onsite at their child’s school) due to the increasing availability of work-from-home or hybrid work arrangements, premium offerings, our proprietary curriculum and proven student outcomes, third-party accreditation that validates the quality of our programs, industry-leading health and safety standards and practices and through our unique breadth of support for families across all socioeconomic, demographic and ethnic categories.

Sustainability

Our purpose is to build confidence for kids, families, and the future we share. We aspire to bring this to life by cultivating a world where educators are empowered and thrive, children belong and grow with confidence, and our actions protect the planet for all generations to come. As the largest private provider by center capacity of ECE in the United States, we see first-hand how access to high-quality ECE transforms lives. We believe that widespread investment in early childhood education and care creates lasting societal benefits— stronger, healthier communities and a more productive economy— and we are committed to playing a key role in driving that impact.

Expanding Access to High-Quality Early Childhood Education

We believe that access to high-quality early childhood education is essential to building strong communities, supporting working families, and shaping the next generation of confident, capable learners. Research from the University of Chicago has shown that early learning opportunities contribute to improved academic performance, increased self-sufficiency, and long-term health benefits. Additionally, access to reliable child care directly supports workforce participation and economic growth, as highlighted in a 2024 U.S. Department of Labor report.

During their early years, children develop the cognitive, social, emotional, physical and language skills that serve as the foundation for lifelong learning. Early childhood education gives children the tools needed to be successful in school and to thrive as they enter adulthood.

Our proprietary curriculum is also designed to support the development of social awareness for our children, families and employees, helping to build self-awareness and confidence, teaching respect for others, fostering friendships and social connections, and showing children that they can make a difference. Our dedicated team provides direct individual consultation and assistance to teachers to support children with diagnosed disabilities, language delays and children experiencing familial hardships or other challenges so that those children are supported appropriately.

We aim to conduct regular assessments and seek accreditation across all our centers and onsite programs to help parents access objective, informed insights on the quality of our offerings. We utilize the BRIGANCE study, an observational tool developed by Curriculum Associates that assesses whether children are meeting developmental milestones around the expected age, to systematically measure education outcomes for children under six years of age through a norm-referenced developmental screen. Notably, the BRIGANCE study has shown consistently in six years of use in our centers that children enrolled in KinderCare programs are better prepared than their peers and that the longer children are enrolled in KinderCare programs, the better the learning outcomes. In addition to the BRIGANCE study, our centers also utilize TerraNova and Ages & Stages Questionnaires to help measure educational progress. We voluntarily seek accreditation at all our centers and onsite programs.

Working parents require child care support to participate in the workforce. Businesses benefit when workers have access to reliable, high-quality and affordable child care, as workers are more focused at work and less stressed leading to greater productivity and output, according to a U.S. Department of Labor report released in 2024. However, over 54% of parents reported that they either could not find or struggled to find child care options within their budget according to a survey conducted by The Center for Law and Social Policy in 2023—a challenge most acutely evident in low-income families. Additionally, according to the Affordable Child Care Learning for All Families report published in 2018 by the Center for American Progress, over 50% of Americans live in areas with an inadequate supply of licensed care.

We have purposefully built a scaled ECE platform that enables us to reach more families and children than any other private child care provider. We deliver our services through multiple delivery channels—in communities, onsite at employers, and onsite at schools through before- and after-school programs making our services broadly accessible. We welcome children, families and employees of all abilities and backgrounds with the goal of providing high-quality ECE to each child and a great experience for every employee and family.

We assist families experiencing poverty in gaining access to child care at our centers through benefits programs and subsidies that can help offset the cost of care. We have simplified payment options and accommodate multiple methods of public and private payment. In 2024, we directly engaged with more than 800 government agencies across the United States to help families experiencing poverty secure funding for ECE through subsidies and grants.

The health and safety of children and our employees continues to be a top priority. We make investments in our curriculum and in how we operate our centers to promote safety as well as physical, mental and emotional health. Our teachers and center staff undergo extensive training on mental and emotional health and safety practices to provide a safe environment for children and confidence and peace of mind for parents. We also provide healthy meals and snacks and support healthy eating habits to help create positive, lifelong behaviors that extend beyond our centers. We are the largest education provider—and the only national provider of early childhood education and care—to earn the WELL Health-Safety Rating for Facility Operations and Management™.

Building a Supportive, Award-Winning Workplace

We believe our people are our greatest asset, and we believe that an ethical culture where everyone can thrive is essential to our success. When it comes to ethics, we know that our small decisions and everyday actions define KinderCare’s culture. Employee experience is measured and enhanced through ongoing collaboration with Gallup, and engagement initiatives extend across KinderCare centers and the National Support Center. Third-party validation ensures that KinderCare maintains a best-in-class work environment, and we have received the Gallup Exceptional Workplace Award nine years in a row. We are the first and only early childhood education provider recognized with this award.

As one of our pillars, we plan to continue to make investments in our people through our total rewards program, availability of professional training to employees and emphasis on teacher onboarding as part of our First 100 Days program. We also have a track record of investing in wages and development for our teachers and center leadership.

We remain focused on fostering an open work environment where all our employees feel a sense of belonging. We listen to our employees and give them space to be heard, build community, and sponsor engaging learning opportunities and events.

Supporting our employees in times of need is a core part of our culture. Established in 2014, KinderCare Learning Companies’ employee relief fund, OneFund, offers immediate financial assistance to employees facing unforeseen disasters or personal hardships. This fund is sustained through generous monthly or one-time tax-deductible donations from our employees. In 2024 alone, approximately 200 employees benefited from OneFund.

Our commitment to education extends beyond the workplace. Since 2019, the KinderCare Learning Companies’ Kids Scholarship Fund has provided more than 100 scholarships to college-bound alumni of KinderCare Learning Centers, Champions before- and after-school programs, and Crème School, helping them take the next step in their academic journeys.

Environmental Responsibility in Early Childhood Education

We operate a nationwide network of early childhood education centers, and our property management practices are guided by environmental, zoning, and land use regulations at both the national and local levels. Whether leasing, acquiring, or renovating a facility, we conduct comprehensive site evaluations to ensure compliance with applicable laws and to maintain safe, high-quality learning environments for children and staff.

At present, we are not aware of any material environmental liabilities related to our operations. As regulatory requirements evolve—particularly those concerning climate impact, energy efficiency, and sustainability—we remain committed to complying with all applicable laws and adapting our practices as needed to meet emerging standards.

Governance and Accountability for Sustainability

Responsibility and accountability for sustainability starts at the highest level. The Compensation Committee of our board of directors has specific oversight of sustainability matters pursuant to its charter and receives regular updates from management. Our Sustainability Executive Committee is comprised of members our senior leadership team, including the CEO. This committee is responsible for driving the Company’s sustainability strategy internally and ensuring alignment of the sustainability agenda with the overall corporate strategy. The committee also approves resources and budgetary requirements needed to achieve sustainability initiatives, and it reviews significant sustainability policies, processes and commitments. Our Sustainability Steering Committee is comprised of cross-functional leaders who are responsible for the overall execution of the sustainability strategy. Members of the committee also serve as executive sponsors, providing oversight and direction to support various sustainability working teams to ensure smooth implementation and measurement of the progress toward achieving our sustainability goals.

Intellectual Property

We rely on a combination of trademark, patent, copyright and trade secrets, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property rights. We enter into agreements with our employees and other parties with which we do business to limit access to and disclosure of our technology and other proprietary information. We cannot assure you that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying or the reverse engineering of our proprietary information, including by third parties who may use our proprietary information to develop services that compete with ours. Moreover, others may independently develop technologies that are competitive with ours or that infringe on, misappropriate or otherwise violate our intellectual property and proprietary rights, and policing the unauthorized use of our intellectual property and proprietary rights can be difficult. The enforcement of our intellectual property and proprietary rights also depends on any legal actions we may bring against any such parties being successful, but these actions are costly, time-consuming and may not be successful, even when our rights have been infringed, misappropriated or otherwise violated.

Furthermore, effective patent, copyright, trademark and trade secret protection may not be available in every country, as the laws of some countries do not protect intellectual property and proprietary rights to as great an extent as the laws of the United States. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property and proprietary rights are uncertain and still evolving.

Government Regulation

Various aspects of our operations are subject to federal, state and local laws, rules and regulations, any of which may change from time to time. Laws and regulations affecting our business may change, sometimes frequently and significantly, as a result of political, economic, social or other events. We do not expect the costs of continuing to comply with applicable laws and regulations to have a material effect on our business. Some of the federal, state or local laws and regulations that affect us include but are not limited to:

•
consumer product safety, product liability, truth-in-advertising or consumer protection laws;
•
labor and employment laws, including wage and hour laws;
•
licensing and child care specific regulations;
•
tax laws or interpretations thereof, including collection of state sales tax on e-commerce sales;
•
data protection, privacy and security laws and regulations;
•
environmental, health and safety laws and regulations;
•
trade, anti-bribery, customs or import and export laws and regulations, including collection of tariffs on product imports; and
•
intellectual property laws.

The following discussion highlights our key areas of government regulation. For additional information regarding the effects of government regulation on our business, see “Risk Factors—Risks Related to Intellectual Property Information, Technology and Data Privacy and Security—Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, uncertain or inconsistent interpretation and enforcement of legal requirements or differing views of personal privacy rights, which may have a material adverse effect on our reputation, business, financial condition and results of operations,” and “Risk Factors—General Risks— Compliance with existing and new laws and regulations could impact the way we conduct business.”

Licensing and Child Care Centers

Laws, regulations and licensing, and other requirements impacting education, child care and before- and after-school programs exist at the national, state and local levels, and such laws, regulations and licensing periodically change. In most jurisdictions where we operate, our child care centers are required by law to meet a variety of operational requirements, including minimum qualifications and background checks for our center personnel as well as teacher-to-child ratios and various employment, facility, and health, fire and safety regulations. Regulations may also impact the design and furnishing of our centers.

Data Protection, Privacy and Security

As part of our normal business activities, we collect, use, store, process and transmit personal information with respect to our clients, children, families and employees. Such activities are subject to a variety of federal and state laws, rules, and regulations. We expect to be required to comply over time with new and changing laws and regulations, including increasingly rigorous requirements as the regulatory environment related to data protection, privacy and security continues to expand, such as the increased adoption of state-based laws.

Environmental

Our operations, including the selection and development of the properties that we lease or own, and any construction or improvements that we make at those locations, are subject to a variety of federal, state and local laws and regulations, including environmental, zoning and land use requirements.

Legal Proceedings

We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation that we expect, either individually or in the aggregate, will have a material and adverse effect on our business, financial condition or results of operations. See “Risk Factors—General Risks—Our business, financial condition and results of operations may be materially and adversely affected by various litigation and regulatory proceedings.”

Seasonality

The results of operations fluctuate due to seasonal variations in our business. Enrollments at centers and before- and after-school sites are generally higher in the spring and fall back-to-school period and lower during the summer and calendar year-end holidays when families may be on vacation or utilizing alternative child care arrangements. As a result, the number of open sites may decrease at the end of the second quarter as many sites close temporarily for the summer, and revenue at centers and sites may decline during the third quarter, which overlaps with most of the summer season. To adapt to the changes in seasonal demand, centers offer summer programs and Champions offers day camps for school-age children during the summer and calendar year-end holidays. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Results of Operations.”

Corporate Information

Our principal executive office is located at 5005 Meadows Road, Lake Oswego, OR 97035 and our telephone number at that address is (503) 872-1300. We maintain a website at www.kindercare.com. We have included our website address in this Annual Report as an inactive textual reference only. The information contained on, or that can be accessed through, our website is not a part of, and should not be considered as being incorporated by reference into, this Annual Report.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, including our consolidated financial statements and related notes included elsewhere in this Annual Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business

Changes in the demand for child care and workplace solutions, which may be negatively affected by demographic trends and economic conditions, including unemployment rates, may materially and adversely affect our business, financial condition and results of operations.

Most of our families are dual-income families or working single parents who require ECE, and we are dependent on this demographic segment to maintain and grow center revenues. As a result, changes in demographic trends, including the number of dual-income or working single parent families in the workforce, inflation, personal disposable income and birth rates may impact the demand for our services. In addition, our strategy also depends on employers recognizing the value in providing employees with child care, workforce education and other workplace solutions as an employee benefit. The number of employers that view such services as cost effective or beneficial to their workforces may not continue to grow at the levels we anticipate or may diminish. Such changes could materially and adversely affect our business, financial condition and results of operations.

Demand may be adversely affected by general economic conditions, changes in workforce demographics and work-place environments, and global crises, such as pandemic or epidemic disease outbreaks. Uncertainty or a deterioration in economic conditions could also lead to reduced demand for our services. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services and result in reduced enrollment or failure of our employer clients to renew their contracts. A deterioration of general economic conditions or changes in workforce demographics may adversely impact the need for our services because out-of-work parents may decrease or discontinue the use of child care services, or be unwilling to pay tuition for high-quality services. Additionally, we may not be able to increase the price for our services at a rate consistent with increases in our operating costs. If demand for our services were to decrease, it could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Our business depends largely on our ability to hire and retain qualified teachers and maintain strong employee engagement.

The provision of child care services is personnel-intensive. Our business depends on our ability to attract, train and retain the appropriate mix of qualified employees and on effectively implementing and maintaining strong employee engagement, cultivating an atmosphere of trust, and effectively communicating the value proposition of working for us. The child care industry traditionally has experienced high turnover rates. In addition, state laws require our teachers and other staff members to meet certain educational and other minimum requirements, and we often require that teachers and staff at our centers and sites have additional qualifications. We are also required by state laws to maintain certain prescribed minimum adult-to-child ratios. If we are unable to hire and retain qualified teachers at a center or site, we could be required to reduce enrollment or be prevented from accepting additional enrollment in order to comply with such mandated ratios. In certain markets, we may experience difficulty in attracting, hiring and retaining qualified teachers due to tight labor pools, health concerns and changes in the work environment, which may require us to offer increased salaries, enhanced benefits and institute initiatives to maintain strong employee engagement that could result in increased costs. In addition, our business may be disproportionately impacted compared to other companies that are less dependent upon the in-person provision of services if a significant percentage of our workforce is unable to work because of, among other things, illness, quarantine, government restrictions, or difficulty maintaining or retaining staff. Difficulties in attracting, hiring and retaining qualified personnel may also affect our ability to meet growth objectives in certain geographies and to take advantage of additional enrollment opportunities at our child care and early education centers and our sites in these markets, which could negatively impact our business, financial condition and results of operations.

From time to time we may be subject to employee organizing efforts. If some of our employees attempt to unionize, the terms of any collective bargaining agreement may be significantly different from our current compensation arrangements and working conditions. Additionally, responding to such organization attempts could distract our management from performing their various business and operation functions and result in legal or other professional fees. Labor union representation of a material number of our employees could impact our business, financial condition or results of operations as a result of additional labor costs, payroll and benefit expenses, new rules and practices or work stoppages.

A permanent shift in workforce demographics and office environments may result in decreased demand for center-based or site-based child care and have a materially adverse effect on our business, financial condition and results of operations.

During the COVID-19 pandemic, a substantial portion of the workforce, including parents of children we serve at our centers and sites, transitioned from working in traditional office environments to working in “virtual” or “home” offices. While many employees have returned to the office, both full-time and through “hybrid” working arrangements, some employers may maintain a remote or work-from-home presence or may permanently move all or a portion of their workforce to work remotely. While working parents continue to need child care regardless of their work location, there are no assurances that parents who work from home will continue to use our centers or sites, or will not require other part-time child care arrangements that accommodate different working arrangements. A shift in workplace demographics where employees work from home on a part- or full-time basis, or a sustained decrease in the number of women or dual-career households in the workforce, may reduce demand for center-based or site-based child care or specific center or site locations as well as other service offerings. We may be unable to successfully meet changed client and parent demands and needs, which may have a material adverse effect on our business, financial condition and results of operations.

We depend on key management and key employees to manage our business.

Our success depends on the efforts, abilities and continued services of our executive officers and other key employees. We believe future success will depend upon our ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, regional and child care and early education center and site director personnel. We may experience difficulty in attracting, hiring and retaining corporate staff and key employees due to the current labor market. Difficulties in hiring and retaining key personnel may affect our ability to meet growth objectives and such market pressures may require us to enhance compensation and benefits, which may increase costs. Failure to retain our leadership team and attract and retain other important personnel could lead to disruptions in management and operations, which could materially and adversely affect our business, financial condition and results of operations.

Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity could impact the demand for our services.

Our reputation and brand are critical to our business. Adverse publicity concerning reported incidents or allegations of inappropriate, illegal or harmful acts to a child at any child care center or site, or through a third-party provider, whether or not directly related to or involving us, could result in decreased enrollment at our child care centers or sites, the termination of existing corporate relationships, our inability to attract new corporate relationships or increased insurance costs, all of which could adversely affect our operations. Brand value and our reputation can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in substantial litigation. These incidents may arise from events that are beyond our ability to control, such as instances of abuse or actions taken (or not taken) by one or more center or site managers or teachers relating to the health, safety or welfare of children in our care. In addition, from time to time, clients and others make claims and take legal action against us. Whether or not claims have merit, they may adversely affect our reputation and the demand for our services. Such demand could also diminish significantly if any such incidents or other matters erode general confidence in us or our services, which would likely result in lower revenues and could materially and adversely affect our business, financial condition and results of operations. Any reputational damage could have a material adverse effect on our brand value and our business, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Significant competition in our industry could adversely affect our results of operations.

We compete for enrollment in our early education centers and sites in a highly-fragmented market, including residential-based child care operated out of the caregiver’s home and other center-based child care that may include work-site child care centers, full- and part-time child care centers and preschools, private and public elementary schools and church-affiliated, government-subsidized and other not-for-profit providers and schools. In addition, alternatives to organized child care, such as relatives and nannies caring for children, can represent lower cost options to our services. We are often at a price disadvantage with alternative providers, who operate with little or no rental expense, little or no curriculum expense and who may not be compelled to comply with the same health, safety, insurance and operational regulations. We believe that our ability to compete successfully depends on a number of factors, including qualifications of teachers, quality of care, quality of curriculum, center accreditation, site convenience and tuition pricing. Our inability to remain competitive could cause decreased enrollment, reduced tuition revenues and/or increased expenses relative to net revenue, which may have an adverse effect on our business, financial condition and results of operations.

Our continued profitability depends on our ability to offset our increased costs, such as labor and related costs, through increases in tuition rates.

Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business. Labor costs constitute our largest expense. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases result in significant increases in the costs of running our business.

Additionally from time to time, legislative proposals are made or discussed to increase the federal minimum wage in the United States as well as the minimum wage in a number of states and municipalities. We expect to pay employees at rates above the minimum wage, and increases in the statutory minimum wage rates could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, legislative proposals are also made or discussed to raise the federal minimum wage and reform entitlement programs, such as health insurance and paid leave programs. If any of these proposals are successful resulting in an increase in the federal minimum wage or entitlement programs, such an increase could result in an increase in the wages and benefits we pay. Additionally, competition for teachers in certain markets and costs of retraining teachers could result in significant increases in the cost of running our business. Our success depends on our ability to continue to pass along these costs to our families and to meet our changing labor needs while controlling costs. In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing family demand for our services, our margins could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations as well as our growth.

Our ability to find affordable real estate and renew existing leases on terms acceptable to us may affect our operating results.

Our ability to effectively obtain real estate leases to open new centers depends on the availability of and our ability to identify cost-effective properties that meets our criteria for site convenience, demographics, square footage, lease economics, licensing regulations and other factors. We also must be able to cost-effectively negotiate or renew our existing center leases at attractive rental rates. For example, in 2015 we entered into a master lease agreement with KCP RE LLC, a former affiliate, with respect to approximately 500 of our centers across the United States, for which KCP RE LLC serves as the lessor. This master lease expires in 2033 and is extendable at our option for two five-year periods. A termination of the master lease agreement, changes in the lease economics or other modifications to the lease could cause material disruption to our business, including, among other things, a significant increase in rental costs and/or closures of centers. Additionally, if we cannot renew leases for an appropriate term, it may affect enrollment should parents become concerned with the length of time a center will remain open in a particular location. In certain markets, we may also seek to downsize, consolidate, reposition or close some of our locations, which in some cases requires a modification to an existing center lease. Failure to secure adequate new locations or successfully modify existing leases, or failure to effectively manage rent cost, could have a material adverse effect on our business, financial condition and results of operations.

Changes in our relationships with employer sponsors or failure to anticipate and respond to changing client (parents or client employees) preferences and expectations or develop new customer-oriented services may affect our operating results.

Our contracts with employers for full-service center-based and site-based child care generally have terms of 10 to 15 years, though some have terms as long as 30 years, with varying terms and renewal and termination options. We have a history of consistent contract renewals, but we may not experience similar renewal rates in the future. Employer sponsors have historically reduced their expenditures for benefits related to family services during economic downturns. The termination or non-renewal of a significant number of contracts or the termination of a multiple-site or multiple-service client relationship could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, our continued success depends on our ability to convert and retain new and existing clients and our ability to develop new consumer-oriented strategies or services to accommodate changing client, children or parent expectations and preferences around service delivery. Our future success depends on our ability to continue to meet the evolving needs and expectations of our clients, including enhancing our existing services. Obsolete processes and/or skill gaps could impede our ability to meet new or changing customer demand. Failure to meet these needs may result in client loss and reduced demand and could have a material impact on our business, financial condition and results of operations.

Our operating results are subject to seasonal fluctuations.

Our revenue and results of operations fluctuate with the seasonal demand for child care and the other services we provide. Revenue in our child care centers and sites typically declines during the third quarter due to decreased enrollments over the summer months. We may be unable to adjust our expenses on a short-term basis to minimize the effect of these fluctuations in revenue. Our quarterly results of operations may also fluctuate based upon the number and timing of child care center and site openings and/or closings, the timing of new client service launches, acquisitions, the performance of new and existing child care and early education centers and sites, the contractual arrangements under which child care centers and sites are operated, the change in the mix of such contractual arrangements, competitive factors and general economic conditions. The inability of existing child care centers or sites to maintain their current enrollment levels and profitability, and the failure of newly opened child care centers or sites to contribute to profitability could result in additional fluctuations in our future operating results on a quarterly or annual basis.

Governmental universal child care benefit programs could reduce the demand for our services.

Federal, state or local child care and early education benefit programs relying primarily on subsidies in the form of tuition assistance or tax credits could provide us with opportunities for expansion in new or existing markets. However, a federal, state or local universal benefit such as preschool, if offered primarily or exclusively through public schools or nonprofit entities, could reduce the demand for services at our existing centers or sites and negatively impact the financial and operational model for our remaining programs. Some states and smaller political subdivisions already offer preschool through programs in which we may or may not participate. If these programs were to significantly expand or our participation is reduced, it could have an adverse effect on our business, financial condition or results of operations. Federal, state and local governments have proposed publicly funded universal child care, which could allow private, for-profit entities to be eligible for participation, but do not necessarily mandate such participation. It is unclear how previously proposed legislation or future proposals will progress in the current political and fiscal climate, or how states would implement such programs. Public programs have the ability to either expand or shrink our ability to serve additional children. The amount of public funding, the rates paid for early education programs, our eligibility to be a provider and the terms and conditions of the programs can have either a positive or negative effect on our business, financial condition and results of operations.

Our revenue and profitability may be affected if there are changes in the spending policies or budget priorities for government funding of child care and education.

A portion of our revenue and reimbursement of certain center operating expenses are derived from various federal, state and local government programs. For example, some of the government programs provide funding for full or partial subsidies of tuition at our centers, provide meals through a food program for low-income families and universal pre-K programs that provide for free pre-kindergarten programs for children ages three and four. When the federal government funds such programs, it directs funds to state and local governments for specified purposes, which purposes may include the programs listed above. When the federal government directs funds to state and local governments, the appropriations processes are often slow and can be unpredictable. Some programs, such as the food program, also require our centers to maintain eligibility in order to receive such funding and may also provide that losing eligibility for the program in one state could also result in losing eligibility in states across the country. Factors such as budget cuts, curtailments, delays, changes in leadership, shifts in priorities, changes in eligibility or general reductions in funding could reduce or delay the funding for government programs. Furthermore, the programs funding the COVID-19 Related Stimulus (as defined herein) are required to distribute all stimulus funding by December 31, 2024, and we do not expect to receive a material amount of funding after that date.

The recent changes in the U.S. Government Administration may result in substantial modifications to laws, regulations and government programs, including, but not limited to, those related to financial assistance and education. New executive orders and legislative actions could alter the business environment in which we operate. The current administration may implement new policies or reverse existing ones, affecting the availability of financial assistance for families that are currently eligible for such subsidies. The alteration of government assistance programs, particularly those related to child care, could affect the ability of some families to use our centers. Additionally, new regulations or changes to existing regulations could require us to modify our operations and incur additional expenses to comply with the new legal standards.

Our business may be adversely affected by changes in government programs, resulting from changes in legislation, both at the federal and state levels, changes in the state procurement process, changes in government leadership, emergence of other priorities and changes in the condition of the local, state or U.S. economy. Moreover, future reductions in government funding and the state and local tax bases could create an unfavorable environment, leading to budget shortfalls resulting in a decrease in funding for the relevant government programs. Any decreased funding may harm our recurring and new business materially if our clients are not able to find and obtain alternative sources of funding.

Public health crises and outbreaks of widespread health pandemics or epidemics have in the past and may in the future adversely impact our business, financial condition and results of operations.

Our operations expose us to risks associated with public health crises and outbreaks of pandemics, epidemics or contagious diseases. For example, the COVID-19 pandemic and the recovery therefrom disrupted our operations and impacted our business. Another future health crisis could have a serious adverse impact on the economy and on our business as the COVID-19 pandemic and associated containment efforts did. Potential adverse impacts to our business, financial condition and results of operations that could result from a health crisis, such as the COVID-19 pandemic, include, but are not limited to:

•
significant changes in the conditions of the markets we operate in may limit our ability to provide our services, especially center-based child care and center-based backup child care, and may result in center closures;
•
periodic classroom closures due to potential exposure, which may impact our reputation or impact parent or client confidence resulting in reduced demand or the adoption of alternative child care options;
•
reduced or shifting demand for our services due to adverse and uncertain economic and demographic conditions, including as a result of families or clients that have been adversely impacted, and/or increased unemployment, long-term shift to an at-home workforce and general effects of a broad-based economic recession;
•
incremental costs associated with mitigating the effects of a health crisis and additional procedures and protocols required to maintain health and safety at our centers and sites; and
•
legal actions or proceedings related to the health crisis.

These factors could place limitations on our ability to operate effectively and could have a material adverse effect on our business, financial condition and results of operations. In addition, the recovery from a health crisis may be slow and continue to impact our business. For example, we experienced lingering impacts from the COVID-19 pandemic in the months that followed after the public state of emergency ended on May 11, 2023, including increased costs related to labor resulting from a constricted labor market and wage inflation. These increased costs, however, did not materially adversely affect our business and operations in fiscal 2023. The full impact on our business from a public health crisis, such as the COVID-19 pandemic, is difficult to predict and depends on numerous factors including the duration and extent of the crisis, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of such crisis.

Our business, financial condition and results of operations may be materially and adversely affected by various litigation and regulatory proceedings.

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future. These proceedings have included, and in the future may include, matters involving personnel and employment issues, workers’ compensation, personal and property injury, disputes relating to acquisitions, governmental investigations and other proceedings and allegations of inappropriate, illegal or harmful acts to children at our child care centers or sites or through a third-party provider. We are, have also from time to time been, and in the future may be, subject to claims and matters alleging negligence, inadequate supervision, illegal, inappropriate, abusive or neglectful behavior, health and safety, or other grounds for liability arising from injuries or other harm to the people we serve, primarily children. From time to time, federal, state and local legislations also lengthen statutes of limitation, potentially exposing us to proceedings for longer periods of time. Some historical and current legal proceedings and future legal proceedings may purport to be brought as class actions on behalf of similarly situated parties including with respect to employment-related matters. We cannot be certain of the ultimate outcomes of any such claims, and resolution of these types of matters against us may result in center closures, license suspensions, significant fines, judgments or settlements, which could materially and adversely affect our business, financial condition and results of operations, particularly if the fines, judgments and settlements are uninsured or exceed insured levels. Any such proceeding could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.

We have identified a material weakness in our internal control over financial reporting and if our remediation of the material weakness is not effective, or if we fail to design and maintain an effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

We previously identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness we identified relates to the lack of effectively designed and maintained IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; and (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored.

This material weakness did not result in a misstatement to the consolidated financial statements, however, it could result in misstatements potentially impacting the annual or interim consolidated financial statements that would result in a material misstatement to the financial statements that would not be prevented or detected.

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

Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, deficiencies in our internal control over financial reporting may be discovered in the future. Any failure to design or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim consolidated financial statements.

Neither our management nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting in accordance with the SEC rules because no such evaluation has been required. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the filing of our second Annual Report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to design, implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Risks Related to our Capital Structure, Indebtedness and Capital Requirements

We may face risks related to our indebtedness.

Our indebtedness and lease obligations could adversely affect our ability to raise additional capital to fund our operations, limit our flexibility in operating our business, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the debt instruments. We had $966.8 million in debt outstanding as of December 28, 2024. As of December 28, 2024, we also had $184.2 million available for borrowing collectively under our Credit Facilities, after giving effect to outstanding letters of credit of $55.8 million. As a result, an increase in interest rates could result in a substantial increase in interest expense. In fiscal 2024, our total interest expense was $170.5 million.

Our indebtedness and lease obligations could have important consequences to us, including:

•
limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, investments and general corporate or other purposes;

•
limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors that are less leveraged;
•
increasing our vulnerability to general economic and industry conditions;
•
exposing us to the risk of increased interest rates as some of the borrowings under our Credit Facilities are at variable rates of interest;
•
requiring a portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities; and
•
making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the agreements governing our indebtedness.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations and ability to satisfy our obligations under our indebtedness. In addition, we may incur additional indebtedness in the future, subject to the terms of our Credit Facilities, which could magnify the risks that we currently face.

The terms of our Credit Facilities impose operating and financial restrictions on us that may impair our ability to respond to changing barriers and economic conditions.

The agreements governing our Credit Facilities contain a number of restrictive covenants imposing significant operating and financial restrictions on us, including restrictions that may limit our ability to:

•
pay dividends on, repurchase, or make distributions in respect of our capital stock or make other restricted payments;
•
incur additional indebtedness or issue certain disqualified stock and preferred stock;
•
create liens;
•
make investments, loans and advances;
•
consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•
enter into certain transactions with our affiliates;
•
prepay certain junior indebtedness;
•
make certain changes to our lines of business; and
•
designate our subsidiaries as unrestricted subsidiaries.

A breach of any of these covenants could result in an event of default under our Credit Facilities and/or other agreements containing cross-default provisions, which could result in our lenders accelerating our debt by declaring amounts outstanding under our debt instruments, including accrued interest, to be immediately due and payable. If we are unable to pay those amounts, the lenders under our Credit Facilities could proceed against the collateral granted to them to the extent such collateral secures such indebtedness. We may not be able to generate sufficient cash to service our indebtedness or satisfy our obligations upon an event of default, and may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We may require additional capital to meet our financial obligations and support business growth, and this capital may not be available on acceptable terms or at all.

Based on our current plans and market conditions, we believe that cash flows generated from our operations and borrowing capacity under our Credit Facilities will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for the foreseeable future. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges. Accordingly, we may need to engage in equity or debt financings in addition to our Credit Facilities to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

The growth of our business may be adversely affected if we do not implement our growth strategies and initiatives successfully or if we are unable to manage our growth or operations effectively.

We have expanded and are continuing to expand our operations, suite of services and client relationships, which has placed, and will continue to place, significant demands on our management and our operational, IT and financial infrastructure. Additionally, our ability to grow in the future will depend upon a number of factors, including the ability to develop and expand new and existing client relationships, to continue to provide and expand the high-quality services we offer, to hire and train qualified personnel, to expand and grow in existing and future markets, to develop and operationalize new service offerings, and to sustain our operations, growth and efficiencies. Achieving and sustaining growth requires the successful execution of our growth strategies, which may require the implementation of enhancements to client-facing, operational and financial systems, expanded sales and marketing capacity, continuous updates to technology and improvements to processes and systems, and additional or new organizational resources. Given these challenges, we may be unable to manage our expanding operations effectively, or to maintain our growth, which could have a material adverse effect on our business, financial condition or results of operations.

Acquisitions present many risks and may disrupt our operations. We also may not realize the financial and strategic goals that were contemplated at the time of the transaction.

Acquisitions are an important part of our growth strategy and we have made, and intend to continue to make, acquisitions to add centers or sites, clients or expand into new markets, which may potentially include markets outside of the United States. We may also consider new service offerings and complementary companies, products or technologies, and from time to time may enter into other strategic transactions, such as investments and joint ventures. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers or sites through the re-licensing or accreditation processes, becoming subject to additional regulatory requirements, successfully implementing our curriculum programs, integration of systems and technology, diversion of management’s attention and resources in connection with an acquisition and its integration, loss of key employees or key service contract arrangements of the acquired operations, and failure of acquired operations to effectively and timely adopt our internal control processes and other policies. Additionally, the acquisition of new service offerings or emerging services may present operational and integration challenges, particularly with respect to companies that have significant or complex operations or that provide services where we do not have significant prior experience. With any acquisition, the financial and strategic goals that were contemplated at the time of the transaction may not be realized due to increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, write-offs or impairment charges relating to goodwill and other intangible assets, and other unexpected integration costs. We also may not have success in identifying, executing and integrating acquisitions in the future. The occurrence of any of these risks could have an impact on our business, financial condition or results of operations, particularly in the event of a larger acquisition or concurrent acquisitions.

Any impairment of goodwill, other intangible assets or long-lived assets could negatively impact our results of operations.

Our goodwill and other intangible assets are subject to an impairment test on an annual basis or more frequently if impairment indicators exist. Additionally, our long-lived assets are tested whenever events and circumstances indicate that an asset group may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. Certain events and circumstances, such as center closures or reduced operating performance at our centers or sites, may require us to record impairment expense on our long-lived assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We have significantly increased our goodwill as a result of our acquisitions. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets, could materially and adversely affect our business, financial condition and results of operations.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends, if any, is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our debt obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

Risks Related to Intellectual Property, Information Technology and Data Privacy and Security

If we are unable to adequately protect our intellectual property rights, our business, financial condition and results of operations may be materially and adversely affected.

Our success depends in large part on our ability to protect our intellectual property rights, including those rights in our brands and our ability to build and maintain brand loyalty. Our company’s brands (including name, logo, domain name and trademark rights thereto) and our curriculum (including copyrights therein) are valuable assets that serve to differentiate us from our competitors. We currently rely on a combination of trademark, patent, copyright, trade secrets and unfair competition laws, as well as confidentiality and license agreements and other contractual provisions, to establish and protect our intellectual property rights. These laws are subject to change at any time and certain agreements may not be fully enforceable, which could restrict our ability to protect our intellectual property rights, including our brands and curriculum. Such means also may afford only limited protection of our intellectual property rights and we cannot assure you that the steps taken by us to protect our intellectual property rights will be adequate to: (i) prevent or deter infringement, misappropriation or other violation of our trademarks, copyrights or other intellectual property rights by others; (ii) prevent others from independently developing services similar to, or duplicative of, ours; or (iii) permit us to gain or maintain a competitive advantage.

We generally seek or apply for similar statutory protections as and if we deem appropriate, based on then-current facts and circumstances. We cannot guarantee that we will be able to secure additional intellectual property rights as we expand our services and geographic scope and there can be no assurance that any of our existing intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable. If we fail to obtain additional intellectual property rights or our existing intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the coverage of such intellectual property rights afforded our brands and services could be impaired. Such impairment could impede our ability to market our services, negatively affect our competitive position and harm our business and operating results.

The unauthorized use, infringement, misappropriation or other violation of our intellectual property could damage our brand identity and the goodwill we have created for our company, which could cause our sales to decline. We cannot guarantee that the operation of our business does not, and will not in the future, infringe, misappropriate or violate the rights of third parties, and from time to time we may be subject to claims of infringement, misappropriation or other violation of intellectual property rights and related litigation. Litigation may also be necessary to protect or enforce our intellectual property rights, or to defend against third-party claims. Any such litigation, regardless of merit, is inherently uncertain and can be time-consuming and result in substantial costs and diversion of our resources, causing a material and adverse effect on our business, financial condition and results of operations. If we cannot protect our intellectual property rights or our brand identity, the goodwill we created for our company may diminish, causing our sales to decline. If we are found to infringe, misappropriate or violate the rights of a third-party, we may be forced to stop offering, or to rebrand or redesign, certain products or services, to pay damages or royalties, and to enter into licensing agreements, which may not be available on commercially reasonable terms, or at all.

Intellectual property protection in jurisdictions outside of the United States may not be available to the same extent as in the United States and filing, prosecuting and defending our intellectual property in all countries throughout the world may be prohibitively expensive. The lack of adequate legal protections of intellectual property or failure of legal remedies for related actions in jurisdictions outside of the United States could have an adverse effect on our business, financial condition and results of operations, including materially and adversely affecting our identity in the United States and cause our sales to decline.

We rely significantly on the use of information technology, as well as those of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident of our information technology systems, or those of our third-party service providers, could disrupt our business operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/ or cash flows.

We rely extensively on various information technology systems, including data centers, hardware and software and applications to manage many aspects of our business and the success of our operations depends upon the secure transmission of confidential and personal information over public networks, including the use of cashless payments. In particular, we are heavily dependent upon our mobile application and website platform as a means of growing user engagement and perception of our brand. Our mobile application is hosted by a third-party and supported by another outside development firm. In addition, kindercare.com, our website platform, is hosted on an Infrastructure-as-a-Service solution provided to us by a third-party’s cloud platform. Any compromises, shutdowns, failures or interruption of our mobile application, website hosting platform, payment processing application, or any of our computer and information technology systems, incidents or failures experienced by our third-party service providers including any of our computer and information technology systems managed thereby, could intentionally or inadvertently lead to delays in our business operations or harm our ability to serve our clients and families through these channels, which could adversely affect our business, financial condition and results of operations.

Our information technology systems may be subject to damage or interruption from telecommunications problems, data corruption, software errors, fire, flood, global pandemics and natural disasters, power outages, systems disruptions, system conversions and/or human error. Our existing safety systems, data backup, access protection, user management and information technology emergency planning may not be sufficient to prevent data loss or long-term network outages. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new technology systems from time to time in order for such systems to support the increasing needs of our expanding business. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations.

In addition, as part of our normal business activities, we collect and store certain confidential information, including personal information with respect to clients and employees, as well as information related to intellectual property, and the success of our business depends on the secure transmission of confidential and personal data over public networks, including the use of cashless payments. We may share some of this information with third-party service providers who assist us with certain aspects of our business. Any failure on the part of us or our third-party service providers to maintain the security of this confidential data and personal information, including via the penetration of our network security (or those of our third-party service providers) and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation, any or all of which could result in the Company incurring potentially substantial costs. Such events could also result in the deterioration of confidence in the Company by employees and clients and cause other competitive disadvantages.

Security incidents compromising the confidentiality, integrity and availability of our confidential or personal information and our third-party service providers’ information technology systems could result from cyberattacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel and security vulnerabilities in the software or systems on which we and our third-party service providers rely. The techniques used by criminals to obtain unauthorized access to systems or sensitive data change frequently, are constantly evolving and often are not recognized until after being launched against a target, and accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures and there may be a significant delay between the initiation of an attack on our information technology systems and our recognition of the attack. Thus, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our employee, representative, client, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. While we have taken measures designed to protect the security of the confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

Additionally, new or changing risk profiles related to data security could require that we expend significant additional resources to enhance our information security systems. Several recent, highly publicized data security breaches at other companies have heightened consumer awareness of this issue and may embolden individuals or groups to target our systems or those of third parties with which we do business. In addition, our information systems are a target of cyberattacks, although the incidents that we have experienced to date have not had a material effect. If we suffer a material loss or disclosure of personal or confidential information as a result of a breach of our information technology systems, including those of our third-party service providers, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents.

Any failure on the part of us or third parties with which we do business to maintain the security of our personal, sensitive or confidential data, including via the penetration of our network and the misappropriation of confidential and personal information, as well as a failure to promptly remedy any security incident events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen or damaged. Any such circumstance could adversely affect our ability to attract and maintain clients, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties or cause us to suffer competitive disadvantages, and thus have a material and adverse impact on us. Investigations into a data breach, including how it occurred, its consequences and our responses, by state and federal agencies could, among other adverse outcomes, lead to fines, other monetary relief and/or injunctive relief that could materially increase our data security costs, adversely impact how we operate our information systems and collect and use client information, and put us at a competitive disadvantage with other retailers. For example, as discussed below, the California Consumer Privacy Act (the “CCPA”) creates a private right of action for certain data breaches. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation. The successful assertion of one or more large claims against us could adversely affect our reputation, business, financial condition, revenues, results of operations or cash flows. Furthermore, payment card networks with payment cards impacted by a data breach may pursue claims against us, either directly or through our acquiring banks. Finally, any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition and results of operations.

Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, uncertain or inconsistent interpretation and enforcement of legal requirements or differing views of personal privacy rights, which may have a material adverse effect on our reputation, business, financial condition and results of operations.

As part of our normal business activities, we collect, use, store, process and transmit personal information with respect to our clients' children, families and employees. We share some of this personal information with vendors who assist us with certain aspects of our business. A variety of federal and state laws, regulations industry self-regulatory principles, industry standards or codes of conduct, and regulatory guidance, relating to privacy, data protection, marketing and advertising, and consumer protection apply to the collection, use, retention, protection, disclosure, transfer and other processing of certain types of data. These requirements of such laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, and regulatory guidance may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied in the past, or may not comply in the future, with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal or state privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, fines, penalties, proceedings or actions against us by governmental entities, clients, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data.

In addition, various federal and state legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection and advertising, and as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and changing requirements applicable to our business. For example, the CCPA, which came into effect in 2020, increases privacy rights for California consumers and imposes obligations on companies that process their personal information. Among other things, the CCPA gives California consumers expanded rights related to their personal information, including the right to access and delete their personal information and receive detailed information about how their personal information is used and shared. The CCPA also provides California consumers the right to opt-out of certain sales of personal information and may restrict the use of cookies and similar technologies for advertising purposes. The CCPA prohibits discrimination against individuals who exercise their privacy rights, and provides for civil penalties for violations enforceable by the California Attorney General as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Many of the CCPA’s requirements as applied to personal information of a business’s personnel and related individuals are subject to a moratorium that expired on January 1, 2023. The expiration of the moratorium may increase our compliance costs and our exposure to public and regulatory scrutiny, costly litigation, fines and penalties. Additionally, in November 2020, California passed the California Privacy Rights Act (the “CPRA”), which expanded the CCPA significantly, including by expanding California consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs and/or result in interruptions or delays in the availability of systems.

Moreover, other states have passed, or may in the future pass, comprehensive privacy laws that impose, or may in the future impose, obligations similar to or more stringent than those we face under other data protection laws. Once such laws become enforceable, we must comply with each if our operations fall within the scope of these newly enacted comprehensive mandates, which may increase our compliance costs and potential liability. Similar laws have been proposed at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Additional state and federal legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment in resources to compliance programs, could impact strategies and availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

Our communications with our clients are subject to certain laws and regulations, including the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003, the Telephone Consumer Protection Act of 1991 (the “TCPA”), and the Telemarketing Sales Rule and analogous state laws, that could expose us to significant damages awards, fines and other penalties that could materially impact our business. For example, the TCPA imposes various consumer consent requirements and other restrictions in connection with certain telemarketing activity and other communication with consumers by phone, fax or text message. The CAN-SPAM Act and the Telemarketing Sales Rule and analogous state laws also impose various restrictions on marketing conducted use of email, telephone, fax or text message. As laws and regulations, including Federal Trade Commission ("FTC") enforcement, rapidly evolve to govern the use of these communications and marketing platforms, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations could adversely impact our business, financial condition and results of operations or subject us to fines or other penalties.

We are also subject to the Children’s Online Privacy Protection Act (“COPPA”), which applies to operators of commercial websites and online services directed to U.S. children under the age of 13 that collect personal information from children, and to operators of general audience websites with actual knowledge that they are collecting information from U.S. children under the age of 13. We collect certain personal information about children from their parents or guardians. COPPA is subject to interpretation by courts and other governmental authorities, including the FTC, and the FTC is authorized to promulgate, and has promulgated, revisions to regulations implementing provisions of COPPA, and provides non-binding interpretive guidance regarding COPPA that changes periodically with little or no public notice. Although we strive to ensure that our business and mobile application are compliant with applicable COPPA provisions, these provisions may be modified, interpreted or applied in new manners that we may be unable to anticipate or prepare for appropriately, and we may incur substantial costs or expenses in attempting to modify our systems, platform, applications or other technology to address changes in COPPA or interpretations thereof. If we fail to accurately anticipate the application, interpretation or legislative expansion of COPPA we could be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity and we could be in breach of our clients contracts and our clients could lose trust in us, which could harm our reputation and business.

Further, some laws may require us to notify governmental authorities and/or affected individuals of data breaches involving certain personal information or other unauthorized or inadvertent access to or disclosure of such information. We may need to notify governmental authorities and affected individuals with respect to such incidents. For example, laws in all 50 U.S. states may require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach may be difficult and costly. We also may be contractually required to notify consumers or other counterparties of a security breach. Regardless of our contractual protections, any actual or perceived security breach or breach of our contractual obligations could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach.

In addition to government regulation, privacy advocates and industry groups have proposed, and may propose in the future, self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. If we fail to comply with these contractual obligations or standards, we may face substantial liability or fines.

We make public statements about our use and disclosure of personal information through our privacy policies that are posted on our websites. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices.

In addition, the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Our failure to take any steps perceived by the FTC as appropriate to protect clients’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices for alleged privacy, data protection and data security violations.

Further, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We rely on vendors to handle PCI-DSS matters and to ensure PCI-DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI-DSS based on past, present and future business practices. Our actual or perceived failure to comply with the PCI-DSS can subject us to fines, termination of banking relationships and increased transaction fees. In addition, there is no guarantee that PCI-DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of payment card data or transaction information.

Each privacy, security and data protection law and regulation, and any changes or new laws or regulations, could impose significant limitations, require changes to our business, or restrict our use or storage of personal information, which may increase our compliance expenses and make our business more costly or less efficient to conduct and failure to comply with such laws and regulations could result in significant penalties and damages, each of which could materially and adversely affect our reputation, business, financial condition and results of operations.

We are in the process of implementing new cloud computing arrangements and may experience issues with the transition or the new arrangements may prove ineffective.

We are in the process of implementing new cloud computing arrangements to enhance our enterprise resource planning system and streamline our operations and corporate functions. These systems are crucial for executing our strategy, providing essential information to management, maintaining accurate books and records, preparing timely consolidated financial statements and fulfilling contractual obligations. We expect the implementation to be completed in 2025. However, during the transition to these new systems, we may experience disruptions in our business if the systems do not function as intended or if unforeseen challenges arise during the implementation. Such disruptions may impact our ability to process payments accurately and on time to our service providers, as well as our capability to invoice and collect payments from our customers. Moreover, the implementation of these systems may uncover or create data integrity issues or other technical problems that could negatively impact our business or financial results. Furthermore, periodic or prolonged disruptions in our financial functions could occur due to the adoption of these new systems, general usage, regular updates or other external factors beyond our control. If unexpected issues arise with either system or related technology infrastructure, our business, financial condition and results of operations could be adversely affected. Additionally, if we are unable to effectively implement these systems as planned or if any component of the systems does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected, or our ability to assess it adequately could be delayed.

Use and storage of paper records increases risk of loss, destruction and could increase human error with respect to documentation.

We continue to rely on the use of paper records, which are initially stored onsite at our centers. Paper records are more susceptible to human error both in terms of accurately capturing client information, as well as with respect to misplacing or losing the same. There is no duplicate or backup copy of the paper records and in the event of a flood, fire, theft or other adverse event, the records, and all relevant client information or information about our clients’ families could be lost or destroyed. Paper records do not allow for a number of the benefits of electronic records systems, including features designed to improve privacy, security, accuracy and accessibility of such records. This may create more risk for us to the extent it could lead to breaches of client privacy.

We are subject to payment-related risks that may result in higher operating costs or the inability to process payments, either of which could harm our brand, reputation, business, financial condition and results of operations.

We accept payments using a variety of methods, including check, credit card, debit card and direct debit from a client’s bank account. For existing and future payment options that we offer to our clients, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payment options), as well as fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on independent service providers to provide certain payment processing services, including the processing of credit cards, debit cards and electronic checks. If these independent service providers become unwilling or unable to provide these services to us or if the cost of using these providers increases, our business could be harmed. We also are subject to payment card association operating rules, including data security rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. In particular, we must comply with the PCI-DSS, a set of requirements designed to ensure that all companies that process, store or transmit payment card information maintain a secure environment to protect cardholder data. If we fail to comply with any of these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card-issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our clients, process electronic funds transfers or facilitate other types of online payments and our brand, reputation, business, financial condition and results of operations could be materially and adversely affected.

Certain estimates of market opportunity and forecasts of market growth included herein may prove to be inaccurate.

We present internal estimates of the addressable market for our solutions. Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts herein relating to the size and expected growth of our target market, market demand and adoption, capacity to address this demand and pricing may also prove to be inaccurate. In particular, our estimates regarding our current and projected market opportunity are difficult to predict. The addressable market we estimate may not materialize for many years, if ever, even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report, our business could fail to grow at similar rates, if at all.

Risks Related to our Common Stock

Our stock price may be volatile, which could cause you to lose a significant part of your investment.

The market price of our common stock may fluctuate or decline substantially as a result of a variety of factors. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our results of operations and the trading price of our shares may fluctuate in response to various factors, including:

•
variations in our operating results compared to market expectations or any guidance given by us, or changes in our guidance or guidance practices;
•
changes in the preferences of our clients or families;
•
low total comparable sales growth and gross margins compared to market expectations;
•
the failure of securities analysts to cover us or changes in financial estimates by the analysts who cover us, our competitors or our industry;
•
investors’ perceptions of our quarterly reports and the quarterly reports of the businesses in which we participate;
•
economic, legal and regulatory factors unrelated to our performance;
•
announced personnel changes;
•
changes in consumer spending or the economy, including periods of high inflation;
•
increased competition or stock price performance of our competitors;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•
actual or anticipated variations in our or our competitors’ operating results, and our competitors’ growth rates;
•
future sales of our common stock or the perception that such sales may occur;
•
changes in senior management or key personnel;
•
changes in laws or regulations, or new interpretations or applications of laws and regulations that are applicable to our business;
•
lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•
action by institutional stockholders or other large stockholders;
•
events beyond our control, such as war, terrorist attacks, natural disasters, severe weather and widespread illness, public health emergencies or pandemics; and
•
the other factors listed in this “Risk Factors” section.

These and other factors, many of which are beyond our control, may cause our results of operations and the market price and demand for our shares to fluctuate substantially. In addition, our stock price may be volatile. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. Accordingly, these broad market fluctuations, as well as general economic, political and market conditions, such as recessions or interest rate changes, may significantly reduce the market price of our common stock, regardless of our operating performance. In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could result in substantial costs and divert resources and our management’s attention from other business concerns, regardless of the outcome of such litigation.

Because PG owns a significant percentage of our common stock, it may control major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.

We are controlled by PG, which owns approximately 69% of our common stock. Accordingly, PG currently controls the election of our directors and could exercise a controlling interest over our business, affairs and policies, including the appointment of our management and the entering into of business combinations or dispositions and other corporate transactions. The directors PG elects have the authority to incur additional debt, issue or repurchase stock, declare dividends and make other decisions that could be detrimental to stockholders. PG also has specified board representation rights, governance rights and other rights, including the right to nominate designees to our board of directors on a sliding scale based on PG’s ownership of our common stock. In connection with our IPO, PG and certain of our other existing stockholders entered into a registration rights agreement, dated October 8, 2024, by and among the Company, PG and certain other existing stockholders (the "Registration Rights Agreement"), pursuant to which PG has certain registration rights and other rights. In addition, we entered into a stockholders agreement, dated October 8, 2024, by and among the Company, PG and certain other existing stockholders (the "Stockholders Agreement") which among other rights will provide that so long as PG owns, in the aggregate, (i) greater than 50% of the total outstanding shares of our common stock, PG will be entitled to nominate the lowest whole number of directors that is greater than 50% of the total number of directors, (ii) 50% or less, but at least 40% of the total outstanding shares of our common stock, PG will be entitled to nominate the lowest whole number of directors that is greater than 40% of the total number of directors, (iii) less than 40% but at least 30% of the total outstanding shares of our common stock, PG will be entitled to nominate the lowest whole number of directors that is greater than 30% of the total number of directors, (iv) less than 30% but at least 20%, PG will be entitled to nominate the lowest whole number of directors that is greater than 20% of the total number of directors, and (v) less than 20% but at least 10%, PG will be entitled to nominate the lowest whole number (such number always being equal to or greater than one) that is greater than 10% of the total number of directors. Even if PG were to own or control less than a majority of our total outstanding shares of common stock, it will be able to influence the outcome of corporate actions so long as it owns a significant portion of our total outstanding shares of common stock.

PG may have interests that are different from yours and may vote in a way with which you disagree and that may be adverse to your interests. In addition, PG’s concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

Additionally, PG is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. PG may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Stockholders should consider that the interests of PG may differ from their interests in material respects.

In addition, the Stockholders Agreement provides that so long as PG owns at least 25% of our outstanding common stock, PG’s consent will be required for us to (i) terminate, hire or appoint a chief executive officer, (ii) issue additional equity interests in our company or subsidiaries, subject to certain exceptions, (iii) other than in the ordinary course of business with vendors, customers and suppliers, enter into or effect any significant acquisition, and (iv) incur indebtedness for borrowed money aggregating to more than $100 million, subject to certain exceptions.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

PG controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. A company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” within the meaning of the NYSE rules and may elect not to comply with certain corporate governance requirements of the NYSE, including:

•
the requirement that a majority of our board of directors consist of independent directors;
•
the requirement that we have a nominating/corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
the requirement that we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

While we do not intend to utilize the exemptions listed above, we may from time to time utilize one or more of these exemptions. If we do utilize the exemptions, our board of directors and those committees may have more directors who do not meet the New York Stock Exchange independence standards than they would if those standards were to apply. The independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In connection with our initial public offering (the "IPO"), substantially all of our existing stockholders signed lock-up agreements with the underwriters that restrict the stockholders’ ability to transfer shares of our common stock for the period ending April 7, 2025, subject to certain exceptions. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the IPO. None of the 27,600,000 shares that we sold in the IPO are subject to lock-up agreements. In addition, subject to certain limitations, 90,366,089 shares will become eligible for sale upon expiration of the lock-up period. In addition, none of the shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Further, the representatives of the underwriters may, in their sole discretion, release all or some portion of the shares subject to the lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of these agreements, could have a material and adverse effect on the trading price of our common stock.

Moreover, holders of 73.2% of our outstanding common stock have rights pursuant to the Registration Rights Agreement, subject to certain conditions such as the lock-up arrangement described above, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Any sales of securities by these stockholders could have a material and adverse effect on the trading price of our common stock.

We may change our dividend policy at any time.

We intend to retain any future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Our dividend policy may change at any time without notice. The declaration and amount of any future dividends is subject to the discretion of our board of directors in determining whether dividends are in the best interest of our stockholders based on our financial performance and other factors and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our Credit Facilities and may be further restricted by the terms of any future debt or preferred securities. See “Dividends" in Item 5 of this Annual Report on Form 10-K for further information. Future dividends may also be affected by factors that our board of directors deems relevant, including our potential future capital requirements for investments, legal risks, changes in tax laws or corporate laws and contractual restrictions such as financial or operating covenants in our debt arrangements. As a result, we may not pay dividends at any rate or at all.

Some provisions of our governing documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our third amended and restated certificate of incorporation, our amended and restated bylaws, the Stockholders Agreement and the Delaware General Corporation Law (the "DGCL") could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•
establishing a classified board of directors such that not all members of the board are elected at one time;
•
allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board the sole power (subject to the rights of holders of any series of preferred stock or rights granted to certain stockholders pursuant to our third amended and restated certificate of incorporation and the Stockholders Agreement) to fill any vacancy on the board;
•
providing that directors may only be removed for cause and only by the affirmative vote of at least two-thirds of the confirmed voting power of our stock entitled to vote in the election of directors if PG ceases to own, in the aggregate, more than 50% of the voting power of our stock entitled to vote generally in the election of directors;
•
authorizing the issuance of “blank check” preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;
•
prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders), if PG ceases to own, in the aggregate, more than 50% of the voting power of our stock entitled to vote generally in the election of directors;
•
eliminating the ability of stockholders to call a special meeting of stockholders, except for PG, so long as PG owns, or in the aggregate, at least 25% of the voting power of our stock entitled to vote generally in the election of directors;
•
establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; and
•
requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our third amended and restated certificate of incorporation or amended and restated bylaws if PG ceases to own, in the aggregate, more than 50% of the voting power of our stock entitled to vote generally in the election of directors.

In addition, the Stockholders Agreement provides that so long as PG owns at least 25% of our outstanding common stock, PG’s consent will be required for us to (i) terminate, hire or appoint a chief executive officer, (ii) issue additional equity interests in our company or subsidiaries, subject to certain exceptions, (iii) other than in the ordinary course of business with vendors, customers and suppliers, enter into or effect any significant acquisition, and (iv) incur indebtedness for borrowed money aggregating to more than $100 million, subject to certain exceptions.

Further, while we have opted out of Section 203 of the DGCL, our third amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:

•
prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•
at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.

Generally, a “business combination” includes a merger, asset or stock sale or other transaction provided for or through us resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who owns 15% or more of our outstanding voting stock and the affiliates and associates of such person. For purposes of this provision, “voting stock” means any class or series of stock entitled to vote generally in the election of directors. Our third amended and restated certificate of incorporation will provide that PG, its affiliates and any of its direct or indirect designated transferees (other than in certain market transfers) and any group of which such persons are a party do not constitute “interested stockholders” for purposes of this provision.

Under certain circumstances, this provision will make it more difficult for a person who qualifies as an “interested stockholder” to effect certain business combinations with us for a three-year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our board of directors in order to avoid the stockholder approval requirement if our board of directors approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that our stockholders may otherwise deem to be in their best interests.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our third amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware or federal district courts of the United States will be the sole and exclusive forum for certain types of lawsuits, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our third amended and restated certificate of incorporation and amended and restated bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or the third amended and restated certificate of incorporation or the amended and restated bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). The third amended and restated certificate of incorporation and amended and restated bylaws also require that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). However, there is uncertainty as to whether a court would enforce such provision in our third amended and restated certificate of incorporation and amended and restated bylaws. Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over all lawsuits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Therefore, to the extent the exclusive federal forum provision for causes of action arising under the Securities Act restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder.

The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that, in connection with any action, a court could find the choice of forum provisions contained in our third amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our third amended and restated certificate of incorporation and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions would not apply to any suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts of the United States have exclusive jurisdiction.

General Risks

Compliance with existing and new laws and regulations could impact the way we conduct business.

Laws, regulations and licensing, and other requirements impacting education, child care and before- and after-school programs at the national, state and local levels periodically change, and the ultimate cost of compliance cannot be precisely estimated. Although these regulations and requirements vary greatly from jurisdiction to jurisdiction, government agencies and accreditation organizations generally review, among other things, the adequacy of buildings and equipment, minimum square footage, ratio of staff to children, educational qualifications and training of staff, record keeping, nutrition requirements, curriculum, employee screening, compliance with health and safety standards, data privacy and security requirements, and program quality. Failure of a center, site or program to comply with applicable regulations and requirements could subject it to sanctions, which can include fines, corrective orders, being placed on probation, loss of accreditation or, in more serious cases, suspension or revocation of the license to operate, inability to open or acquire new centers, or ability to participate in federal, state and local subsidy programs, and could require significant expenditures to bring our centers, sites or programs into compliance or result in the closing of the center, site or program. Certain government agencies may publish or publicly report major and/or minor regulatory violations and we may suffer adverse publicity, which could result in loss of enrollment in a center, site, program or market. In addition, there may be unforeseen changes in regulations and licensing requirements, such as changes in the required ratio of child center staff personnel to enrolled children that could have an adverse impact on our operations.

Changes in tax laws or to any of the several factors upon which our tax rate is dependent could impact our future tax rates and net (loss) income and affect our profitability.

We are subject to income and other taxes and our future tax rates and operations may be adversely affected by a number of factors, including: changes in tax laws or the interpretation of such tax laws (including changes with retroactive effect) in the various jurisdictions in which we operate; changes in the estimated realization of our deferred tax assets and settlement of our deferred tax liabilities; changes in the jurisdictions in which profits are determined to be earned and taxed; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses that are not deductible for tax purposes, including impairment of goodwill in connection with acquisitions; changes in available tax credits; and the resolution of issues arising from tax audits with various tax authorities. We are unable to predict whether or when any other tax changes may be enacted. Any such tax changes could materially increase the amount of taxes we would be required to pay, which could adversely affect our business, financial condition and results of operations. Losses for which no tax benefits can be recorded could materially impact our tax rate and its volatility from one quarter to another. Any significant change in our jurisdictional earnings mix or in the tax laws in those jurisdictions could impact our future tax rates and net (loss) income in those periods and any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.

Inadequacy of our insurance coverage or an inability to procure contractually required coverage could have a material and adverse effect on our business, financial condition and results of operations.

We currently maintain insurance policies for workers’ compensation, general liability, automobile liability and other insurance coverage. These policies provide for a variety of coverage and are subject to various limitations, exclusions and deductibles. There can be no assurance that insurance, particularly coverage for abuse as well as other coverages, will continue to be readily available in the form or amounts we have been able to obtain in the past or that our insurance premiums will not materially increase in the future as a consequence of conditions in the insurance business or in the child care industry. Although we believe we have adequate insurance coverage at this time, claims in excess of, or not included within, our coverage may be asserted. There can be no assurance of the long-term liquidity of our insurance carriers with regard to potential claims that may have significantly long statutes of limitations. We are also self-insured for medical, dental and vision benefits provided to our employees. In addition, we may, in the future, look at options to meet our risk financing needs. We also provide our insurance carriers letters of credit under our Credit Facilities to support our self-insurance programs. While we believe we can adequately fund our self-insurance obligations, a significant increase in claims and/or costs could require us to arrange for financing for payment of those claims, which could have an adverse effect on our business, financial condition and results of operations.

If securities or industry analysts cease publishing research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that third-party securities analysts publish about us and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about us or our industry. In addition, if one or more of these analysts cease coverage of us, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

We incur significant additional costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We have incurred, and expect to continue to incur, increased costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the rules of the New York Stock Exchange. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming.

We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, our management team needs to devote substantial attention to transitioning to interacting with public company analysts and investors and complying with the laws pertaining to public companies, which may divert attention away from the day-to-day management of our business. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our Company and, as a result, the value of our common stock.

We are not currently required to comply with the rules of Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial report for that purpose, nor have we engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our consolidated financial statements. We are required to comply with the SEC's rules implementing Section 302 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports. Although we are required to disclose changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until our second annual report on Form 10-K. In addition, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. Any failure to comply with the applicable requirements of Section 404 in a timely manner could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future. In addition, we have incurred and will continue to incur significant legal, accounting and other expenses related to our compliance with the Sarbanes-Oxley Act and other applicable securities rules and regulations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Natural disasters, geo-political events and other highly disruptive events could materially and adversely affect our business, financial condition and results of operations.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes, geo-political events, such as protests, civil unrest or terrorist or military activities disrupting transportation, communication or utility systems or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics (such as the COVID-19 pandemic or other highly transmissible diseases), unusual weather conditions or cyberattacks, could adversely affect our operations and financial performance. For example, certain of our centers in Southern California were impacted by the January 2025 wildfires. Such events could result in physical damage to or destruction or temporary closure of one or more of our centers or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations, data, utility and communications disruptions, fewer children attending our centers, including due to quarantines or public health crises, the inability of our families to reach or have transportation to our locations directly affected by such events and the inability to operate our business. In addition, these events could cause a temporary reduction in enrollments or the ability to run our business or could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage. The uncertain nature, magnitude and duration of hostilities stemming from Russia’s military invasion of Ukraine and the conflict between Israel and Hamas, including the potential effects of sanctions and retaliatory cyberattacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geo-political risks could have an adverse impact on macroeconomic factors. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economies. Any of these developments could have a material and adverse effect on our business, financial condition and results of operations.

Discovery of any environmental contamination may affect our operating results.

Although we have periodically conducted limited environmental investigations and remediation activities at some of our centers or sites, we have not undertaken an in-depth environmental review of each center or site and, accordingly, there may be environmental liabilities of which we are unaware. In addition, no assurances can be given that future laws or regulations will not impose any environmental liability, which could affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We recognize the importance of developing, implementing and maintaining cybersecurity measures designed to safeguard our information systems and protect the confidentiality, integrity and availability of our data.

Risk management and strategy

In the ordinary course of our business, we and our third-party service providers collect, maintain and transmit sensitive data on our networks and systems, including confidential business information such as child, parent and employee personal information. The secure maintenance of this information is critical to our business and reputation. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes. While we have adopted administrative, technical and physical safeguards to protect such systems and data, our systems and those of third-party service providers may be vulnerable to a cyber-attack.

We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include frameworks to respond to and assess internal and external threats to the security, confidentiality, and integrity of our data and information systems, along with other material risks to our operations, which we review with our IT leadership, information security steering committee, and Audit Committee at least twice annually or whenever there are material changes to our systems or operations.

Our IT department is tasked with evaluating and addressing cybersecurity risks in alignment with our business objectives and operational needs. We have processes to detect potential vulnerabilities and anomalies through technical safeguards. As part of our risk management process, we conduct regular IT security audits to assess and respond to internal and external security threats and engage outside providers to conduct periodic internal and external penetration testing.

We rely on third parties, including cloud vendors and consultants, for various business functions. Many of our third-party service providers have access to our information systems and data, and we rely on such third parties for the continuous operation of our business operations. We oversee third-party service providers by conducting vendor diligence. Vendors are generally assessed for risk based on the nature of their service, access to data and systems and supply chain risk and, based on that assessment, we conduct diligence that may include completing security questionnaires, onsite evaluation, and scans or other technical evaluations.

Governance

Our Board of Directors has established oversight mechanisms to manage risks from cybersecurity threats. Our Audit Committee has primary responsibility for oversight of cybersecurity, including the responsibility to review and discuss with management and the Company’s auditors, as appropriate, management risks relating to data privacy, technology and information security, including cyber security and back-up of information systems, and the steps the Company has taken to monitor and control such exposures and the responsibility to confer with management and the Company’s auditors the adequacy and effectiveness of the Company’s information and cyber security policies and the internal controls regarding information security. The Audit Committee, or the Board of Directors as a whole, is briefed on any material cybersecurity incidents that may adversely affect the Company and on cybersecurity risks in general at least twice each year.

At the management level, our cybersecurity program is managed by our Head of Information Security & Compliance who reports to our Chief Information Officer. Our Head of Information Security & Compliance has over 30 years of IT security experience.

Our Head of Information Security & Compliance and IT Department implement processes around security monitoring and vulnerability testing. Our Head of Information Security & Compliance reports at least twice annually to the Audit Committee and such reporting will include topics such as our risk assessment, risk management and control decisions, service provider arrangements, test results, security incidents and responses and recommendations for changes and updates to policies and procedures.

Although we have experienced cybersecurity incidents in the past, as of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm or damage to our Company, loss of intellectual property rights, significant costs or the Company being subject to government investigations, litigation, fines or damages. For more information, see “We rely significantly on the use of information technology, as well as those of our third-party service providers. Any significant failure, inadequacy, interruption or data security incident of our information technology systems, or those of our third-party service providers, could disrupt our business operations, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/ or cash flows.” under Item 1A. Risk Factors.

Item 2. Properties

Our principal executive office is located at 5005 Meadows Road, Lake Oswego, pursuant to the terms of a 7.3-year lease that was entered into in January 2022 for approximately 34,153 square feet of space. In addition, as of December 28, 2024, we had over 1,500 early childhood education centers with a center capacity for over 200,000 children. These leases have expiration dates ranging from January 2025 to September 2044, and include 82 leases expiring within the next twelve months.

Item 3. Legal Proceedings

We are involved in various litigation matters in the ordinary course of our business. We are not currently involved in any litigation that we expect, either individually or in the aggregate, will have a material and adverse effect on our business, financial condition or results of operations. See the risk factor captioned "Our business, financial condition and results of operations may be materially and adversely affected by various litigation and regulatory proceedings" in Item 1A of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Market Information

Our common stock has been listed on the NYSE under the symbol “KLC” since October 9, 2024. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of March 19, 2025, there were approximately 54 stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We do not currently pay dividends and do not currently anticipate paying dividends on our common stock in the future. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our credit facilities and other considerations, determine to pay dividends in the future. The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our stockholders or by our subsidiaries to us, and any other factors that our board of directors may deem relevant.

Stock Performance Graph

The following graph compares the total return to stockholders of our common stock for the period October 9, 2024 to December 28, 2024, relative to the total return of the following:

•
the New York Stock Exchange Composite Index; and
•
the S&P 1500 Education Services Sub-Industry Index.

The graph assumes that $100 was invested in our common stock, and in the indices noted above, and that all dividends, if any, were reinvested. No dividends have been declared or paid on our common stock. The stock price performance shown in the graph is not necessarily indicative of future performance.

	October 9, 2024	October 31, 2024	November 30, 2024	December 28, 2024
KinderCare Learning Companies, Inc.	$100.00	$111.60	$91.04	$68.16
NYSE Composite Index	$100.00	$98.50	$103.99	$98.85
S&P 1500 Education Services Sub-Industry Index	$100.00	$105.10	$122.70	$118.76

The information above shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, regardless of any general incorporation language in those filings.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Registered Securities

On October 8, 2024, our registration statement on Form S-1 (File No. 333-281971) was declared effective by the SEC for our IPO. At the closing of the offering on October 10, 2024, we sold 24.0 million shares of common stock at an IPO price of $24.00 per share. On October 10, 2024, the underwriters of the IPO exercised in full their option to purchase up to 3.6 million additional shares of common stock at the IPO price. We received aggregate gross proceeds of $662.4 million, which resulted in net proceeds to us of approximately $616.1 million, after deducting underwriting discounts and commissions of $36.4 million and offering expenses of approximately $9.9 million. We used a portion of the net proceeds we received from the offering to repay $608.0 million of outstanding indebtedness under our First Lien Term Loan Facility. The remainder of the net proceeds from the offering was used to pay other expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, to their respective associates, or to our affiliates. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc., J.P. Morgan Securities LLC, UBS Securities LLC, Robert W. Baird & Co. Incorporated, BMO Capital Markets Corp., Deutsche Bank Securities Inc., Macquarie Capital (USA) Inc., Loop Capital Markets LLC, Samuel A. Ramirez & Company, Inc. and R. Seelaus & Co., LLC acted as underwriters for the offering.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and notes thereto for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 included elsewhere in this Annual Report on Form 10-K. This discussion primarily addresses the fiscal years ended December 28, 2024 and December 30, 2023 and comparisons between these years. Discussion and analysis of the fiscal year ended December 31, 2022 and comparison of the fiscal years ended December 30, 2023 and December 31, 2022 that are not included elsewhere in this Annual Report on Form 10-K can be found within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our final prospectus filed with the SEC on October 9, 2024 pursuant to Rule 424(b)(4). Some of the information included in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors” sections included elsewhere in this Annual Report on Form

10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

KinderCare Learning Companies, Inc. is the largest private provider of high-quality ECE in the United States by center capacity. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of 1,574 early childhood education centers with center capacity for 210,135 children and 1,025 before- and after-school sites located in 40 states and the District of Columbia as of December 28, 2024.

On October 8, 2024, our registration statement on Form S-1, as amended (File No. 333-281971) ("Form S-1") related to our IPO, was declared effective by the SEC, and our IPO was completed on October 10, 2024. In connection with our IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of our registration statement on Form S-1 for our IPO ("Common Stock Conversion"). As a result, our consolidated financial statements and notes thereto as of December 28, 2024 have been adjusted to retrospectively reflect the Common Stock Conversion. Refer to Note 1 and Note 17 within the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

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
•
Develop and nurture other revenue streams and expand service offerings. Supporting services adjacent to our ECE business provide diversification and drives incremental revenue. Leveraging our employer relationships, our business-to-business offerings, which include tuition benefits programs and employer-sponsored centers, are poised for growth as employers are increasingly recognizing the importance of supporting their employees with access to quality ECE programs. In the before- and after-school programs market we have contracts with approximately 2% of the over 64,000 elementary schools in the United States, providing significant opportunity to continue to grow our footprint.

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

	December 28,	December 30,
	2024	2023
Early childhood education centers	1,574	1,557
Before- and after-school sites	1,025	948
Total centers and sites	2,599	2,505

As of December 28, 2024, we had 1,574 early childhood education centers with a center capacity for 210,135 children as compared to 1,557 early childhood education centers as of December 30, 2023, with a center capacity for 209,998 children.

During fiscal 2024, total centers increased by 17 due to acquiring 23 centers and opening 12 centers, partially offset by 18 permanent center closures. Total before- and after-school sites increased by 77 during fiscal 2024 as compared to the number of before- and after-school sites as of December 30, 2023 due to opening 164 sites, partially offset by 87 site closures.

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

	Fiscal Years Ended
	December 28,	December 30,
	2024	2023
Average weekly ECE FTEs	145,149	144,707

Average weekly ECE FTEs increased by 442, or 0.3%, for fiscal 2024 as compared to fiscal 2023 primarily due to new centers, partially offset by closed centers.

ECE same-center occupancy

ECE same-center occupancy is a measure of the utilization of center capacity. We define same-center to be centers that have been operated by us for at least 12 months as of the period end date or, in other words, centers that are starting their second year of operation. Excluded from same-centers are any closed centers at the end of the reporting period and any new or acquired centers that have not yet met the same-center criteria. We calculate ECE same-center occupancy as the average weekly ECE same-center full-time enrollment divided by the total of the ECE same-centers’ capacity during the period. Center capacity is determined by regulatory and operational parameters and can fluctuate due to changes in these parameters, such as changing center structures to meet the demands of enrollment or changes in regulatory standards. This metric is used by management and we believe is useful to investors as it measures the utilization of our centers’ capacity in generating revenue.

	Fiscal Years Ended
	December 28,	December 30,
	2024	2023
ECE same-center occupancy	69.8%	68.9%

ECE same-center occupancy increased by 90 basis points for fiscal 2024 as compared to fiscal 2023, driven by a decrease in average center capacity at same-centers, primarily due to serving younger students, which can have slightly smaller class sizes.

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

	Fiscal Years Ended
	December 28,	December 30,
	2024	2023
ECE same-center revenue	$2,427,673	$2,322,479

ECE same-center revenue increased by $105.2 million, or 4.5%, for fiscal 2024 as compared to fiscal 2023. ECE same-center revenue growth of $103.0 million, or 4.5%, was driven by centers that were classified as same-centers as of both December 28, 2024 and December 30, 2023. The remaining $2.2 million increase in ECE same-center revenue growth was driven by the net impact of new and acquired centers not yet classified as same-centers as of December 30, 2023 and center closures as of December 28, 2024.

Components of Results of Operations

Revenue

Our revenue is derived primarily from tuition charged for providing early childhood education and care services at our centers and sites. The majority of tuition is paid by individual families and may be partially subsidized by amounts received from government agencies or employer sponsors. Subsidy revenue from government agencies was $942.1 million and $795.9 million during fiscal 2024 and fiscal 2023, respectively.

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

Interest expense

Interest expense includes long-term debt interest, gain or loss on interest rate derivatives, amortization of debt issuance costs, financing lease interest, and gain or loss on extinguishment of debt.

Interest income

Interest income includes interest earned on cash held in interest-bearing accounts.

Other (income) expense, net

Other (income) expense, net includes sub-lease income, miscellaneous insurance proceeds, contract settlements, sale and leaseback transactions, and realized and unrealized gains and losses related to investment trust assets.

Income tax expense

Income taxes primarily consist of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, differences between the United States generally accepted accounting principles ("GAAP") and tax income and deductions, and the tax effect from uncertain tax positions, as applicable.

Factors Affecting the Comparability of our Results of Operations

As a result of certain factors, our historical results of operations may not be comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

IPO and Related Transactions

In October 2024, we sold 27.6 million shares of our common stock through our IPO, including 3.6 million shares sold pursuant to the underwriters' exercise in full of their option to purchase additional shares. Net proceeds of $616.1 million, after underwriting discounts and offering costs, were recognized within additional paid-in capital on the consolidated financial statements. These net proceeds were primarily utilized to repay $608.0 million of outstanding principal on our first lien term loan ("First Lien Term Loan Facility"), which provided us the ability to enter into a refinancing amendment to the credit agreement, dated as of June 12, 2023 (as subsequently amended and restated) (the "Credit Agreement") to reduce the interest rates on our senior secured credit facilities. We recognized a loss on extinguishment of debt of $24.8 million within interest expense as a result of the partial repayment and refinancing of our senior secured credit facilities. We have incurred expenses during our transition to a public company that we had not previously incurred as a private company, including costs associated with public company reporting requirements of the Securities Exchange Act of 1934, which have impacted our results of operations.

In conjunction with our IPO, we modified the terms of our equity-based award plans. The 2022 Incentive Award Plan ("2022 Plan") was amended to provide for share settlement of all unexercised stock options and unvested restricted stock units ("RSUs") when stock options are exercised and RSUs vest according to their original vesting schedules. As a result of this modification, the previously liability-classified stock options and RSUs were reclassified as equity and the awards will not be remeasured at fair value each reporting period. The 2015 Equity Incentive Plan ("PIUs Plan") was modified to accelerate the vesting of all outstanding PIUs. As certain profit interest units ("PIUs") were improbable to vest prior to the modification and became probable to vest subsequent to the modification, we recognized the full fair value of the awards at the date of modification. As a result of the modification, we recognized $113.1 million as equity-based compensation expense within selling, general, and administrative expenses. The PIUs were settled in shares of our common stock in accordance with the plan of dissolution and liquidation of our parent company effectively terminating the PIUs Plan.

Our IPO, as well as the transactions we entered into in connection with our IPO, have affected the comparability of our operating results for the periods presented and are expected to have an impact on the comparability of future periods. Refer to Note 13 and Note 17 within the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

COVID-19 Related Stimulus

During 2020 and 2021, the United States government approved several incremental stimulus funding programs for ECE providers in response to the coronavirus disease 2019 ("COVID-19") pandemic, and as a result, we have received grants in the form of revenue or cost reimbursements ("COVID-19 Related Stimulus"). We recognized $63.3 million and $181.9 million during fiscal 2024 and fiscal 2023, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment), as well as $0.4 million and $3.0 million during fiscal 2024 and fiscal 2023, respectively, in revenue arising from COVID-19 Related Stimulus. The federal programs funding the COVID-19 Related Stimulus were required to distribute all stimulus funding by December 31, 2024, and we do not expect to receive a material amount of funding after that date. The variability of funding provided by COVID-19 Related Stimulus has impacted the comparability of our operating results for the periods presented, and the conclusion of the programs will have an impact on the comparability of future periods.

The Employee Retention Credit (“ERC”), established by the Coronavirus Aid, Relief and Economic Security Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During fiscal 2022, we applied for ERC for qualified wages and benefits paid throughout fiscal 2021 and fiscal 2020. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during fiscal 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met our recognition criteria. During fiscal 2024, we recognized $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $0.5 million in interest income. No ERC was recognized during fiscal 2023. The timing in recognition of ERC has impacted the comparability of our operating results for the periods presented, and recognition of the remaining deferred ERC liabilities will have an impact on the comparability of future periods.

Results of Operations

We operate as a single operating segment to reflect the way our chief operating decision maker reviews and assesses the performance of the business. See Note 1 and Note 23 of our consolidated financial statements included elsewhere in this

Annual Report on Form 10-K for additional information regarding the Company's accounting policies and enhanced segment disclosures. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

The following table sets forth our results of operations including as a percentage of revenue for fiscal 2024 and fiscal 2023 (in thousands, except per share data):

	Fiscal Years Ended
	December 28, 2024		December 30, 2023
Revenue	$2,663,035		$2,510,182
Costs and expenses:
Cost of services (excluding depreciation and impairment)	2,032,513	76.3%	1,824,324	72.7%
Depreciation and amortization	117,606	4.4%	109,045	4.3%
Selling, general, and administrative expenses	423,063	15.9%	287,967	11.5%
Impairment losses	10,535	0.4%	13,560	0.5%
Total costs and expenses	2,583,717	97.0%	2,234,896	89.0%
Income from operations	79,318	3.0%	275,286	11.0%
Interest expense	170,539	6.4%	152,893	6.1%
Interest income	(7,369)	(0.3%)	(6,139)	(0.2%)
Other income, net	(5,620)	(0.2%)	(1,393)	(0.1%)
(Loss) income before income taxes	(78,232)	(2.9%)	129,925	5.2%
Income tax expense	14,608	0.5%	27,367	1.1%
Net (loss) income	$(92,840)	(3.5%)	$102,558	4.1%
Net (loss) income per common share:
Basic	$(0.96)		$1.13
Diluted	$(0.96)		$1.13
Weighted average number of common shares outstanding:
Basic	96,309		90,366
Diluted	96,309		90,389

Comparison of the Fiscal Years Ended December 28, 2024 and December 30, 2023

Revenue

	Fiscal Years Ended		Change
	December 28, 2024	December 30, 2023	Amount	%
Early childhood education centers	$2,466,244	$2,345,093	$121,151	5.2%
Before- and after-school sites	196,791	165,089	31,702	19.2%
Total revenue	$2,663,035	$2,510,182	$152,853	6.1%

Total revenue increased by $152.9 million, or 6.1%, for fiscal 2024 as compared to fiscal 2023.

Revenue from early childhood education centers increased by $121.2 million, or 5.2%, for fiscal 2024 as compared to fiscal 2023, of which approximately 5% was from higher tuition rates while enrollment remained relatively consistent.

The increase in revenue from early childhood education centers was primarily driven by $105.2 million higher ECE same-center revenue. Additionally, revenue from new and acquired centers not yet classified as same centers increased by $17.2 million during fiscal 2024, partially offset by center closures.

Revenue from before- and after-school sites increased by $31.7 million, or 19.2%, for fiscal 2024 as compared to fiscal 2023 primarily due to opening new sites, increased enrollment, and offering more summer day camps.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $208.2 million, or 11.4%, for fiscal 2024 as compared to fiscal 2023. This increase was primarily driven by a $118.6 million decrease in reimbursements from COVID-19 Related Stimulus recognized due to the conclusion of certain stimulus funding. The increase was also attributable to higher personnel costs of $75.9 million due to wage rate and labor hour increases as well as benefits cost increases, partially offset by lower grant related bonuses. Additionally, other center operating expenses increased by $37.1 million primarily as a result of higher rent expense due to new centers and the impact of a sale and leaseback transaction in fiscal 2023, as well as increased advertising spend and insurance costs and premiums. These increases were partially offset by $23.4 million in ERC recognized during fiscal 2024.

Depreciation and amortization

Depreciation and amortization increased by $8.6 million, or 7.9%, for fiscal 2024 as compared to fiscal 2023. This increase was primarily due to higher depreciation expense of $8.8 million as a result of additional capital expenditures in fiscal 2023 as well as depreciation of property and equipment at acquired and new centers.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $135.1 million, or 46.9%, for fiscal 2024 as compared to fiscal 2023. This increase was driven by a $131.3 million increase in equity-based compensation expense primarily as a result of the October 2024 modification to the PIUs Plan, which accelerated the vesting of outstanding PIUs. The increase was also driven by $5.0 million higher meetings and travel expense attributable to our field leadership summit held during fiscal 2024 and $3.0 million in costs related to our transition to an integrated cloud-based enterprise resource planning system. These increases were partially offset by $8.0 million lower bonus expense. See Note 17 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the impact of the modification to the PIUs Plan and related equity-based compensation expense.

Impairment losses

Impairment losses decreased by $3.0 million, or 22.3%, for fiscal 2024 as compared to fiscal 2023. This decrease was driven by $4.2 million lower property and equipment impairment due to fewer centers with property and equipment impairment during fiscal 2024, partially offset by $1.2 million higher right-of-use asset impairment from centers with lower cash flow projections.

Interest expense

Interest expense increased by $17.6 million, or 11.5%, for fiscal 2024 as compared to fiscal 2023. This increase was driven by a $21.2 million increase in loss on extinguishment of debt primarily due to the October 2024 repayment of $608.0 million on the First Lien Term Loan Facility. Additionally, we incurred $4.2 million in higher interest on long-term debt as a result of entering into an incremental first lien term loan in March 2024, partially offset by lower outstanding principal on the First Lien Term Loan Facility as a result of the October 2024 repayment. These increases were partially offset by a $5.9 million decrease due to income recognized on our three pay-fixed-receive-float interest rate swap agreements during fiscal 2024 as compared to expense recognized on our interest rate cap agreement during fiscal 2023 and $1.7 million lower amortization of debt issuance costs attributable to the elimination of debt balances as a result of debt modifications in fiscal 2024.

Interest income

Interest income increased by $1.2 million, or 20.0%, for fiscal 2024 as compared to fiscal 2023 primarily driven by interest earned on short-term cash deposits from IPO proceeds prior to the October 2024 debt repayment during fiscal 2024.

Other income, net

Other income, net increased by $4.2 million, or 303.4%, for fiscal 2024 as compared to fiscal 2023. This increase was primarily due to a $2.9 million loss recognized from a sale and leaseback transaction in fiscal 2023. Additionally, this increase was attributable to a $1.5 million gain recognized from insurance claims. See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our sale and leaseback transactions.

Income tax expense

Income tax expense decreased by $12.8 million for fiscal 2024 as compared to fiscal 2023. The effective tax rate was (18.7)% for fiscal 2024 as compared to 21.1% for fiscal 2023. Compared to the statutory rate, the difference in the effective tax rate for fiscal 2024 was primarily due to nondeductible equity-based compensation related to the PIUs and the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized, partially offset by the nontaxable ERC and state income tax benefit recognized during fiscal 2024. Compared to the statutory rate, the difference in the effective tax rate for fiscal 2023 was primarily due to state income taxes, partially offset by true-ups of the 2022 tax provision and federal tax credits.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we also provide the below non-GAAP financial measures. EBIT, EBITDA, adjusted EBITDA, adjusted net income, and adjusted net income per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and should not be considered as an alternative to net income or loss, income or loss from operations, or any other performance measure in accordance with GAAP, or as an alternative to cash provided by operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP.

We present EBIT, EBITDA, adjusted EBITDA, adjusted net income, and adjusted net income per common share because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. Specifically, adjusted EBITDA and adjusted net income allow for an assessment of our operating performance without the effect of charges that do not relate to the core operations of our business.

EBIT, EBITDA, adjusted EBITDA, adjusted net income, and adjusted net income per common share have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;
•
they do not reflect income tax expense or the cash requirements for income tax liabilities;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will have to be replaced in the future, and EBIT, EBITDA, adjusted EBITDA, adjusted net income, and adjusted net income per common share do not reflect cash requirements for such replacements;
•
they do not reflect our cash used for capital expenditures or contractual commitments;
•
they do not reflect changes in or cash requirements for working capital; and
•
other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as comparative measures.

EBIT, EBITDA, and Adjusted EBITDA

EBIT is defined as net (loss) income adjusted for interest and income tax expense. EBITDA is defined as EBIT adjusted for depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for impairment losses, equity-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, and other costs because these charges do not relate to the core operations of our business. We present EBIT, EBITDA, and adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. We believe adjusted EBITDA is helpful to investors in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

The following table shows EBIT, EBITDA, and adjusted EBITDA for the periods presented, and the reconciliation to its most comparable GAAP measure, net (loss) income, for the periods presented (in thousands):

	Fiscal Years Ended
	December 28,	December 30,
	2024	2023
Net (loss) income	$(92,840)	$102,558
Add back:
Interest expense	170,539	152,893
Interest income	(7,369)	(6,139)
Income tax expense	14,608	27,367
EBIT	$84,938	$276,679
Add back:
Depreciation and amortization	117,606	109,045
EBITDA	$202,544	$385,724
Add back:
Impairment losses (1)	10,535	13,560
Equity-based compensation (2)	122,972	1,821
Management and advisory fee expenses (3)	3,767	4,865
Acquisition related costs (4)	16	1,182
Non-recurring distribution and bonus expense (5)	19,287	—
COVID-19 Related Stimulus, net (6)	(69,732)	(150,642)
Other costs (7)	8,734	9,872
Adjusted EBITDA	$298,123	$266,382

Adjusted net income and adjusted net income per common share

Adjusted net income is defined as net (loss) income adjusted for income tax expense, amortization of intangible assets, impairment losses, equity-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, loss on extinguishment of long-term debt, net, other costs, and non-GAAP income tax expense because these charges do not relate to the core operations of our business. Adjusted net income per common share is defined as the amount of adjusted net income per weighted average number of common shares outstanding. We present adjusted net income and adjusted net income per common share because we consider them to be important measures used to evaluate our operating performance internally. We believe the use of adjusted net income and adjusted net income per common share provides investors with consistency in the evaluation of the Company as they offer a meaningful comparison of past, present, and future operating results, as well as more useful financial comparisons to our peers. We believe these supplemental measures can be used to assess the financial performance of our business without regard to certain costs that are not representative of our continuing operations.

The following table shows adjusted net income and adjusted net income per common share for the periods presented and the reconciliation to the most comparable GAAP measure, net (loss) income and net (loss) income per common share, respectively, for the periods presented (in thousands, except per share data):

	Fiscal Years Ended
	December 28,	December 30,
	2024	2023
Net (loss) income	$(92,840)	$102,558
Income tax expense	14,608	27,367
Net (loss) income before income tax:	$(78,232)	$129,925
Add back:
Amortization of intangible assets	9,234	9,329
Impairment losses (1)	10,535	13,560
Equity-based compensation (2)	122,972	1,821
Management and advisory fee expenses (3)	3,767	4,865
Acquisition related costs (4)	16	1,182
Non-recurring distribution and bonus expense (5)	19,287	—
COVID-19 Related Stimulus, net (6)	(69,732)	(150,642)
Loss on extinguishment of long-term debt, net (8)	25,652	4,429
Other costs (7)	8,734	9,872
Adjusted income before income tax	52,233	24,341
Adjusted income tax expense (9)	13,481	6,282
Adjusted net income	$38,752	$18,059
Net (loss) income per common share: (10)
Basic	$(0.96)	$1.13
Diluted	$(0.96)	$1.13
Adjusted net income per common share: (10)
Basic	$0.40	$0.20
Diluted	$0.40	$0.20
Weighted average number of common shares outstanding: (10)
Basic	96,309	90,366
Diluted	96,309	90,389

Explanation of add backs:

(1)
Represents impairment charges for long-lived assets as a result of center closures and reduced operating performance at certain centers due to the impact of changing demographics in certain locations in which we operate and current macroeconomic conditions on our overall operations.
(2)
Represents non-cash equity-based compensation expense in accordance with Accounting Standards Codification ("ASC") 718, Compensation: Stock Compensation and excludes cash-settled, liability-classified equity-based compensation expense. Fiscal 2024 includes $113.1 million in expense recognized related to the one-time October 2024 modification to the PIUs Plan and excludes $14.3 million in expense included within “Non-recurring distribution and bonus expense” as described in explanation (5) below. Refer to Note 17 within the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
(3)
Represents amounts incurred for management and advisory fees with related parties in connection with a management services agreement with Partners Group (USA), Inc., a related party of the Company, which was terminated upon completion of our IPO.
(4)
Represents costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration, and severance related costs. During the periods presented, these costs were incurred related to the acquisition of Crème School.
(5)
During March 2024, we recognized a $14.3 million one-time expense related to an advance distribution to Class B PIU recipients, including employees, officers, managers, directors, and other providers of services to KC Parent, LP ("KC Parent") and its subsidiaries (collectively, "PIU Recipients"), with outstanding PIUs. In connection with this distribution, we recognized a $5.0 million one-time bonus expense for RSUs and stock options to certain service providers, which are defined as employees, consultants, or directors (collectively, “Participants"), to account for the change in value associated with the March 2024 distribution to PIU Recipients. We do not routinely make distributions to PIU Recipients in advance of a liquidity event or pay bonuses to RSU or stock option Participants outside of normal vesting and we do not expect to do so in the future.
(6)
Includes expense reimbursements and revenue arising from the COVID-19 pandemic, net of pass-through expenses incurred as a result of certain grant requirements. We recognized $63.3 million and $181.9 million during fiscal 2024 and fiscal 2023, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment), as well as $0.4 million and $3.0 million during fiscal 2024 and fiscal 2023, respectively, in revenue arising from COVID-19 Related Stimulus. Additionally, during fiscal 2024, we recognized $23.4 million of ERC offsetting cost of services (excluding depreciation and impairment) as well as $2.6 million in professional fees in selling, general, and administrative expenses as a result of calculating and filing for ERC. COVID-19 Related Stimulus is net of pass-through expenses incurred as stipulated within certain grants of $14.8 million and $34.3 million during fiscal 2024 and fiscal 2023, respectively.
(7)
Includes certain professional fees incurred for both contemplated and completed debt and equity transactions, as well as costs expensed in connection with prior contemplated offerings. For fiscal 2024, other costs includes $3.6 million in transaction costs associated with our incremental first lien term loan, repricing amendments of our senior secured credit facilities, and debt modifications subsequent to our IPO, as well as $2.5 million in costs related to our IPO. For fiscal 2023, other costs includes $6.3 million in transaction costs associated with our June 2023 refinancing and a $2.9 million loss on a sale and leaseback transaction. These costs represent items management believes are not indicative of core operating performance.
(8)
Includes the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of certain amendments to our senior secured credit facilities. For fiscal 2024, the loss on extinguishment of long-term debt is primarily the result of the October 2024 repayment of $608.0 million on the First Lien Term Loan Facility. For fiscal 2023, the loss on extinguishment of long-term debt is primarily the result of the June 2023 refinancing. During fiscal 2024, management updated the definition of adjusted net income to include loss on extinguishment of long-term debt, net and has adjusted prior periods presented to reflect the updated definition for comparative purposes. Loss on extinguishment of long-term debt, net is not considered by management to be indicative of core operating performance.
(9)
Includes the tax effect of the non-GAAP adjustments, calculated using the appropriate federal and state statutory tax rate and the applicable tax treatment for each adjustment. The non-GAAP tax rate was 25.8% for both fiscal 2024 and fiscal 2023. Our statutory rate is re-evaluated at least annually.
(10)
The outstanding shares and per share amounts have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 1 and Note 17 within the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations, current cash balances, and borrowings available under our revolving credit facility (the "First Lien Revolving Credit Facility"). Our principal uses of cash are payments of our operating expenses, such as personnel salaries and benefits, debt service, rents paid to landlords, and capital expenditures.

We expect to continue to meet our liquidity requirements for at least the next 12 months under current operating conditions with cash generated from operations, cash on hand, and to the extent necessary and available, through borrowings under our Credit Agreement. If the need arises for additional expenditures, we may seek additional funding. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” In the future, we may attempt to raise additional capital through the sale of equity securities or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. We cannot provide assurance that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Debt facilities

As of December 28, 2024, our Credit Agreement consisted of a $966.8 million First Lien Term Loan Facility and a $240.0 million First Lien Revolving Credit Facility.

In March 2024, we entered into an amendment to the Credit Agreement for a $265.0 million incremental first lien term loan. The amendment increased the required quarterly principal payments on the First Lien Term Loan Facility to $4.0 million from $3.3 million, beginning with the payment due for the quarter ended March 30, 2024.

In April 2024, we entered into a repricing amendment to the Credit Agreement. As of the effective date of the amendment, the applicable rate for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were reduced by 0.5%.

In October 2024, concurrently with the consummation of the IPO, we entered into an amendment to the Credit Agreement to increase commitments under the First Lien Revolving Credit Facility by $80.0 million to $240.0 million and extend the maturity date of $225.0 million of commitments to October 2029. The maturity date of the remaining $15.0 million of non-extended commitments under the First Lien Revolving Credit Facility was unchanged from the First Lien Term Loan Facility maturity date of June 2028. Additionally, the applicable rate for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were reduced by 0.25% as a result of the Company's IPO.

Additionally, in October 2024, we repaid $608.0 million on the First Lien Term Loan Facility utilizing the net proceeds from our IPO and, in conjunction, entered into another repricing amendment to the Credit Agreement. As of the effective date of the October 2024 repricing amendment, the applicable rate for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were further reduced by 1.25%. As such, the First Lien Term Loan Facility bears interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus 3.25% per annum. In addition, as of the effective date of the October 2024 repricing amendment, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.50% and 3.00% per annum, based on a pricing grid of the Company's First Lien Term Loan Facility net leverage ratio. The October 2024 repricing amendment decreased the required quarterly principal payments on the First Lien Term Loan Facility to $2.4 million, beginning with the payment due for the quarter ended March 29, 2025. All other terms under the Credit Agreement remain unchanged as a result of the amendments. The First Lien Term Loan Facility matures in June 2030.

The Credit Agreement allows for letters of credit to be drawn against the current borrowing capacity of the First Lien Revolving Credit Facility, capped at $172.5 million. Prior to the October 2024 amendment, the cap on the amount of letters of credit that could be drawn against the borrowing capacity of the First Lien Revolving Credit Facility was $115.0 million. Additionally, fees on the outstanding letters of credit bear interest at a rate equal to the applicable rate for amounts drawn under the First Lien Revolving Credit Facility.

In February 2025, subsequent to the fiscal year ended December 28, 2024, the Company entered into another amendment to the Credit Agreement to increase the total commitments under the First Lien Revolving Credit Facility by $22.5 million as well as reclassify and extend $5.0 million of the previously non-extended commitments, increasing the total borrowing capacity of the First Lien Revolving Credit Facility to $262.5 million. All other terms under the Credit Agreement remain unchanged.

As of December 28, 2024, there were no outstanding borrowings under the First Lien Revolving Credit Facility and $55.8 million of outstanding letters of credit.

The interest rate effective as of December 28, 2024 was 7.84% on the First Lien Term Loan Facility, 2.50% on outstanding letters of credit, and 0.25% on the unused portion of the First Lien Revolving Credit Facility.

The weighted average interest rate during fiscal 2024 for the First Lien Term Loan Facility was 9.76%.

All obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions.

Under the Credit Agreement, the financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio (as defined in the Credit Agreement) to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding on the First Lien Revolving Credit Facility (excluding all letters of credit) exceeds 35% of total revolving commitments on such date. As this threshold was not met as of December 28, 2024 the quarterly maximum First Lien Term Loan Facility net leverage ratio financial covenant was not in effect. Nonfinancial loan covenants restrict our ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates.

An annual calculation of excess cash flows, commencing with the fiscal year ending December 28, 2024, determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments. The excess cash flow calculation required as of December 28, 2024, did not require a mandatory prepayment on the First Lien Term Loan Facility.

As of December 28, 2024, we were in compliance with all covenants of the Credit Agreement.

In February 2024, we entered into a credit facilities agreement which allows for $20.0 million in letters of credit to be issued ("LOC Agreement"). We pay an interest rate of 5.95% on any outstanding balance and 0.25% on any unused portion. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, we issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility. As of December 28, 2024, there were $20.0 million outstanding letters of credit under the LOC Agreement.

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

See Note 13 and Note 24 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our debt facilities.

Cash flows

The following table summarizes our cash flows (in thousands) for the periods presented:

	Fiscal Years Ended
	December 28, 2024	December 30, 2023
Cash provided by operating activities	$115,887	$303,540
Cash used in investing activities	(147,238)	(117,660)
Cash used in financing activities	(62,631)	(134,937)
Net change in cash, cash equivalents, and restricted cash	(93,982)	50,943
Cash, cash equivalents, and restricted cash at beginning of period	156,412	105,469
Cash, cash equivalents, and restricted cash at end of period	$62,430	$156,412

Net cash provided by operating activities

Cash provided by operating activities decreased by $187.7 million for fiscal 2024 as compared to fiscal 2023. Net (loss) income, adjusted for non-cash items, decreased by $55.4 million primarily due to lower cost reimbursements from COVID-19 Related Stimulus recognized, partially offset by revenue growth. The net changes in operating assets and liabilities resulted in a $132.3 million decrease in cash primarily due to deferred recognition of ERC and collections on grants receivable during fiscal 2023, partially offset by higher accrued interest expense due to the timing of interest payments during fiscal 2024.

Net cash used in investing activities

Cash used in investing activities increased by $29.6 million for fiscal 2024 as compared to fiscal 2023. The increase was driven by $25.9 million in proceeds received from a sale and leaseback transaction in fiscal 2023 as well as $3.3 million in higher capital expenditures during fiscal 2024.

Net cash used in financing activities

Cash used in financing activities decreased by $72.3 million for fiscal 2024 as compared to fiscal 2023. The decrease was primarily due to the $115.8 million net cash used for our June 2023 refinancing and the $10.2 million contingent consideration payments for the acquisition of Crème School during fiscal 2023, partially offset by the $55.7 million net cash used for the March 2024 distribution to KC Parent.

Cash requirements

As of December 28, 2024, we had the following obligations:

•
Total lease obligations, including imputed interest, of $2.1 billion expected to be paid out as follows: $275.4 million in fiscal 2025, $545.5 million in two to three years, $461.2 million in four to five years, and $865.9 million thereafter through the maturity of our lease agreements. See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
•
Long-term debt obligations, including interest, of $1.3 billion expected to be paid out as follows: $90.5 million in fiscal 2025, $141.2 million in two to three years, $118.8 million in four to five years, and $1.0 billion thereafter through June 2030 when the First Lien Term Loan Facility matures. See Note 13 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
•
Self-insurance obligations of $68.4 million expected to be paid out as claims are settled and cash outflows cannot be estimated reliably.
•
Deferred compensation plan of $38.2 million expected to be paid out based on the individual plan participant and cash outflows cannot be estimated reliably.
•
Promissory notes, including interest, of $0.7 million expected to be paid out as follows: $0.4 million in fiscal 2025 and $0.3 million in two to three years.
•
Other liabilities of $1.9 million comprised of various payables expected to be paid out based on the contractual terms.
•
Service arrangements which include certain information technology, labor software, and maintenance services of $39.5 million expected to be paid out as follows: $9.4 million in fiscal 2025, $9.1 million in two to three years, $7.3 million in four to five years, and $13.7 million thereafter.

Certain agreements have cancellation penalties for which, if we were to cancel, we would be required to pay up to approximately $4.7 million. Other cancellation penalties cannot be estimated as we cannot predict the occurrence of future agreement cancellations. See Note 11 and Note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional detail related to our contractual obligations.

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

The accounting policies that we believe are critical in the preparation of our consolidated financial statements are described below. For a description of our other significant accounting policies, see Note 1 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Our revenue is derived primarily from tuition charged for providing early childhood education and care services. Based on past practices and client specific circumstances, we grant price concessions to clients that impact the total transaction price. These price concessions represent variable consideration. We estimate variable consideration using the expected value method, which includes our historical experience with similar clients and the current macroeconomic conditions. We constrain the estimate of variable consideration to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur in a future period when the uncertainty related to the variable consideration is subsequently resolved.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of consideration transferred over the fair value of the identifiable net assets of businesses acquired. Indefinite-lived intangible assets consist of various trade names and trademarks.

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter or more frequently if impairment indicators exist. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is unnecessary.

If the quantitative impairment test is required, goodwill is tested for impairment by determining if reporting unit carrying values exceed their fair values. Fair value is estimated using an income approach model based on the present value of expected future cash flows utilizing a risk adjusted discount rate. The discount rate represents the weighted average cost of capital, which is reflective of a market participant’s view of fair value given current market conditions, expected rate of return, capital structure, debt costs, and peer company comparisons. The discount rate is believed to adequately reflect the overall inherent risk and uncertainty involved in the operations and industry. The cash flows that extend beyond the final year of the discounted cash flow model are estimated using a terminal value technique, whereby the estimated operating cash flows minus capital expenditures are adjusted for changes in working capital in the final year of the model and discounted by the risk-adjusted discount rate to establish the terminal value. The present value of the terminal value is included in the fair value estimate. If the carrying amount of the reporting unit exceeds fair value, an impairment charge will be recognized in an amount equal to that excess. There was no impairment of goodwill during fiscal 2024 and fiscal 2023.

If a quantitative fair value measurement calculation is required for indefinite-lived intangible assets, we utilize the relief-from-royalty method for indefinite-lived trade names and trademarks. The relief-from-royalty method assumes trade names and trademarks have value to the extent their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate, and the weighted average cost of capital. If the net book values of the assets exceed fair value, an impairment charge will be recognized in an amount equal to that excess. There was no impairment of indefinite-lived intangible assets during fiscal 2024 and fiscal 2023.

The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions. These estimates and assumptions primarily include forecasts of future cash flows based on management’s best estimate of future sales and operating costs, capital expenditures, working capital, discount rates, growth rates, and general market conditions. As a result of the inherent uncertainty associated with formulating these estimates, actual results could differ from those estimates.

Long-Lived Assets

Long-lived assets consist of lease right-of-use assets, property and equipment, and definite-lived intangible assets. Definite-lived intangible assets consist of trade names and trademarks, client relationships, accreditations, proprietary curricula, internally developed software, and covenants not-to-compete. We review and evaluate the carrying value and remaining useful lives of long-lived assets whenever events or changes in circumstances require impairment testing and/or a revision to the remaining useful life. If this review indicates a potential impairment, we would assess the recoverability of the asset by determining if the carrying value of the asset exceeds the sum of future undiscounted cash flows that could be generated by the asset. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of potential management changes or increased marketing support. Impairment of property and equipment may not be appropriate under certain circumstances, such as a new or maturing center, recent or anticipated center management turnover, or an unusual, nonrecurring expense impacting the cash flow projection. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over its estimated fair value based on estimated future discounted cash flows including disposition sales proceeds, if applicable. We typically estimate fair value of the asset group using discounted cash flows which are based on unobservable inputs including future cash flow projections and discount rate assumptions. In addition, the discounted cash flows model for right-of-use assets incorporates market-based inputs including as-is market rents. As a result of the inherent uncertainty associated with formulating these estimates, actual results could differ from those estimates. Impairment of right-of-use assets was $3.3 million and $2.2 million for fiscal 2024 and fiscal 2023, respectively, and impairment of property and equipment was $7.2 million and $11.4 million for fiscal 2024 and fiscal 2023, respectively. There was no impairment of definite-lived intangible assets during fiscal 2024 and fiscal 2023.

Self-Insurance Obligations

We are self-insured for certain levels of workers’ compensation, employee medical, general liability, auto, property, and other insurance coverage. Insurance claim liabilities represent our estimate of retained risks. We purchase coverage at varying levels to limit our potential future losses, including stop-loss coverage for certain exposures. The nature of these liabilities may not fully manifest for several years. We retain a substantial portion of the risk related to certain workers’ compensation, general liability, and medical claims. Liabilities associated with these losses include estimates of both filed claims and incurred but not yet reported (“IBNR”) claims.

On a quarterly basis, we review our obligations for claims and adjust as appropriate. As part of this evaluation, we periodically review the status of existing and new claim obligations as established by internal and third-party claims administrators and an independent third-party actuary. Self-insurance obligations are accrued on an undiscounted basis based on estimates for known claims and estimated IBNR claims. The estimates require significant management judgment and are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss rate and loss development factors. Changes in assumptions such as loss rate and loss development factors, as well as changes in actual experience, could cause these estimates to change.

While we believe that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and/or costs associated with claims made under these programs could have a material effect on our financial position and results of operations.

Equity-based Compensation

We account for PIUs, stock options, and RSUs (collectively, "equity-based compensation awards") granted to employees, officers, managers, directors, and other providers of services by measuring the fair value of the equity-based compensation awards and recognizing the resulting expense, net of estimated forfeitures, over the requisite service period during which the grantees are required to perform service in exchange for the equity-based compensation awards, which varies based on award-type. The requisite service period is reduced for the awards that provide for continued vesting upon retirement if any of the grantees are retirement eligible at the date of grant or will become retirement eligible during the vesting period. Equity-based compensation expense is only recognized for PIUs subject to performance conditions if it is probable that the performance condition will be achieved. In February 2023, the 2022 Plan was amended to provide for cash settlement of all stock options and RSUs granted under the plan. As a result, stock options and the previously 50% share-settled RSUs were remeasured at fair value and reclassified as liabilities at the modification date. All stock options and RSUs were liability-classified and subject to remeasurement at fair value each reporting period following the modification date with cash settlements paid to participants as the RSUs vested and stock options were exercised. In October 2024, the plan related to stock options and RSUs was further amended to provide for share-settlement of all unexercised stock options and unvested RSUs, and as a result, the liability classified awards were reclassified as equity in accordance with ASC 718 and will no longer be remeasured at fair value each reporting period. Also in October 2024, in connection with the dissolution and liquidation of KC Parent upon our IPO, the terms of the PIUs Plan were modified through the accelerated vesting of PIUs and subsequent distribution of the Company's common stock, resulting in the recognition of expense for vested PIUs and the termination of the PIUs Plan. The estimated number of awards that will ultimately vest and determining the fair value of the awards requires judgment, and to the extent actual results, or updated estimates, differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised. Refer to Note 17 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

We estimate the fair value of PIUs on the grant dates using the Monte Carlo option-pricing model. Additionally, we estimate the grant date fair value of stock options and the period-end fair value of liability-classified stock options using the Black-Scholes option-pricing model. The determination of the fair value of PIUs and stock options using these option-pricing models is affected by a number of complex and subjective assumptions. These assumptions include, but are not limited to, the fair value of total equity or common stock, the expected term of the awards, the expected stock price volatility over the term of the awards, risk-free interest rate, and dividend yield.

Fair value: Prior to our IPO, there had been no public market for our equity and we estimated the fair value of our common stock, as discussed in the section titled “Common Stock Valuations” below.

Expected term: We calculate the expected term of PIUs based on the expected time to a liquidity event. We calculate the expected term of stock options using the simplified method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as we have insufficient historical data to provide a reasonable basis for an estimate of the expected term.

Expected volatility: Prior to our IPO, there was no specific historical or implied volatility information available. Accordingly, we estimated the expected volatility on the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the PIUs and stock options. Subsequent to our IPO, we will continue to use the volatility data of a group of similar companies that are publicly traded until we have sufficient historical information available.

Risk free interest rate: The risk-free interest rate is based on the U.S. constant maturity rates with remaining terms similar to the expected term of the PIUs and stock options.

Expected dividend yield: We do not expect to declare a dividend to shareholders in the foreseeable future.

Common Stock Valuations

Prior to our IPO, there was no public market for our equity and the estimated fair value of our common stock underlying our equity-based compensation awards was determined by our board of directors, with input from management, based on valuations prepared by an independent third-party valuation firm. These third-party valuations were performed using generally accepted valuation approaches for determining the equity value, specifically income and market approaches. The income approach utilizes the discounted cash flow method, which establishes the value of an enterprise based on the present value of future cash flows that are reasonably reflective of our future operations, discounting to the present value with an appropriate risk adjusted discount rate or capitalization rate. The market approaches assume the value of an asset is equal to the value of a substitute asset with similar characteristics and can include the guideline public company method and guideline acquisitions method. Weightings applied to each method to determine the fair value of the equity are adjusted over time to reflect the merits and shortcomings of each method. The concluded total equity value for the Company determined using the above mentioned methods is allocated to the individual classes of equity.

In accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, we considered the various methods for allocating the enterprise value to determine the fair value of our common stock at the applicable valuation date. Based on the specific rights and preferences of the underlying share classes, we allocated the value to the respective share classes utilizing a Monte Carlo simulation ("MCS") method, under which potential future equity values at an expected liquidity date are simulated and then allocated based on the contractual waterfall between the classes of shares. The main inputs into the MCS model are the underlying equity being allocated, the expected timing of a liquidity event, the expected volatility and the risk-free rate of return. A discount for lack of marketability is applied to the result of the equity allocation method. Application of these approaches involves the use of estimates, judgments, and assumptions that are complex and subjective, such as those regarding assigning weights to the various methodologies, preparation of financial forecasts, determination of discount rates, selection of comparable companies and market multiples, assumptions for volatility, and the probability of possible future events (such as time to potential exit based on an IPO or acquisition of the Company).

In addition, our board of directors, with input from management, considered various objective and subjective factors to determine the fair value of common stock, including, but not limited to:

•
our results of operations and financial position, including our levels of available capital resources;
•
our stage of development and material risks related to our business;
•
our business conditions and projections;
•
the valuation of publicly traded companies in the early childhood education sector, as well as recently completed mergers and acquisitions of peer companies;
•
the lack of marketability of our common stock as a private company;
•
the likelihood of achieving a liquidity event for our security holders, such as an IPO or a sale of our Company, given prevailing market conditions;
•
trends and developments in our industry; and
•
external market conditions affecting the early childhood education industry sector.

Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Subsequent to our IPO, the fair value of our common stock is based on the public market and is not considered a critical accounting estimate.

Leases

We recognize lease liabilities and right-of-use assets on the consolidated balance sheet based on the present value of the lease payments for the lease term. Our leases generally do not provide an implicit interest rate. Therefore, the present values of these lease payments are calculated using our incremental borrowing rates, which are estimated using key inputs such as credit ratings, base rates, and spreads. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are established based on our First Lien Term Loan Facility. Variable lease payments may be based on an index or rate, such as consumer price indices, and include rent escalations or market adjustment provisions. Unless considered in-substance fixed lease payments, variable lease payments are expensed when incurred. Our lease agreements do not contain any material residual value guarantees.

The lease term for all of our leases includes the non-cancelable period of the lease. We do not include periods covered by lease options to renew or terminate the lease in the determination of the lease term until it is reasonably certain that the option will be exercised. This evaluation is based on management’s assessment of various relevant factors including economic, contractual, asset-based, entity-specific, and market-based factors, among others.

We have leases that contain lease and non-lease components. The non-lease components typically consist of common area maintenance. For all classes of leased assets, we have elected the practical expedient to account for the lease and non-lease components as a single lease component. For these leases, the lease payments used to measure the lease liability include all the fixed and in-substance fixed consideration in the contract.

For leases with a term of one year or less (“short-term leases”), we have elected to not recognize the arrangements on the balance sheet and the lease payments are recognized in the consolidated statement of income on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other leases.

We modify leases as necessary for a variety of reasons, including to extend or shorten the contractual lease term, or expand or reduce the leased space or underlying asset.

Income Taxes

We account for income taxes in accordance with the authoritative guidance, which requires income tax effects for changes in tax laws to be recognized in the period in which the law is enacted.

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that a valuation allowance is not necessary as of December 28, 2024 as we anticipate that our future taxable income will be sufficient to recover the remainder of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against such deferred tax assets. This would result in additional recorded tax expense or a reduced tax benefit in the period in which we determine that the recovery is not more likely than not.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activities. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

During fiscal 2022, we filed a refund claim for additional ERC relating to eligible wages and benefits paid during fiscal 2021 and fiscal 2020 and received a cash refund of $62.0 million, along with $2.3 million in interest during fiscal 2023. Following the ERC cash receipt in fiscal 2023, previously-filed corporate income tax returns were amended during fiscal 2024 to reflect the impact of ERCs claimed as of December 30, 2023. Any adjusted net operating loss carryforwards from the amended 2020 and 2021 returns were incorporated into the 2022 returns. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, we recorded a $17.1 million receivable related to uncertain tax positions in December 2022, and as of December 30, 2023, the receivable was $17.1 million within other assets on the consolidated balance sheets. As a result of the ERC recognized during fiscal 2024, the receivable related to uncertain tax positions was $7.9 million and $3.1 million as of December 28, 2024 within prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets. No ERC was recognized during fiscal 2023. There were no material amounts related to interest and penalties for uncertain tax positions for fiscal 2024 and fiscal 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our results of operations or financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates.

Interest Rate Risk

As of December 28, 2024, we had $966.8 million of variable-rate debt, net of debt issuance costs. We estimate that had the average interest rates on our borrowings outstanding under the Credit Agreement increased by 100 basis points, our interest expense would have increased by approximately $6.9 million during fiscal 2024, net of the effects of our interest rate derivatives.

We are exposed to interest rate risk and may use derivatives to manage variable interest rates on the First Lien Revolving Credit Facility and the First Lien Term Loan Facility. We do not hold or issue derivatives for trading or speculative purposes. We may enter into interest rate derivative contracts that are designated as cash flow hedges under ASC 815, Derivatives and Hedging, to effectively convert a portion of our variable-rate debt to a fixed-rate basis. In October 2022, we entered into an interest rate cap agreement that commenced in December 2022 and matured in June 2024 in order to hedge interest rate risk on a portion of the variable-rate debt of our prior $1,200.0 million first lien term loan facility, which was repaid in full in connection with the June 2023 refinancing. We paid an initial $5.0 million premium for the interest rate cap, which we amortized over the life of the contract. Under the interest rate cap, we received variable amounts from a counterparty if interest rates rose above the strike rate on the contract. The interest rate hedged under the interest rate cap was modified from the London Interbank Offered Rate to SOFR contemporaneously with our June 2023 refinancing in connection with reference rate reform. We elected to adopt an optional expedient available under ASC 848, Reference Rate Reform, which allowed a hedging relationship to continue, in light of a change in critical terms, without de-designation of the hedge. The derivative's notional amount was $659.8 million immediately prior to its expiration on June 28, 2024 and was considered highly effective through its expiration. In January 2024, we entered into a pay-fixed-receive-float interest rate swap with a notional amount of $400.0 million and a fixed interest rate of 3.85% per annum. Additionally, in February 2024, we entered into two pay-fixed-receive-float interest rate swaps each with a notional amount of $200.0 million and a fixed interest rate of 3.89% per annum. These swaps commenced in June 2024 when the interest rate cap expired, and they will mature in December 2026, with a total notional amount of $800.0 million throughout the full term of the agreements. The contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement and we receive variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum. As of December 28, 2024, the derivatives are considered highly effective.

Item 8. Financial Statements and Supplementary Data

KINDERCARE LEARNING COMPANIES, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of KinderCare Learning Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KinderCare Learning Companies, Inc. and its subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations and comprehensive (loss) income, of shareholders' and member’s equity and of cash flows for each of the three years in the period ended December 28, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Workers’ Compensation and General Liability Self-Insurance Obligations

As described in Notes 1, 11 and 14 to the consolidated financial statements, the Company’s combined current and long-term consolidated self-insurance obligations were $68.4 million as of December 28, 2024, of which $57.6 million relates to workers’ compensation and general liability. Management uses an independent third-party actuary to assist in determining the self-insurance obligations. Self-insurance obligations are accrued on an undiscounted basis based on estimates for known claims and estimated incurred but not yet reported claims. The estimates require significant management judgment and are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss rate and loss development factors.

The principal considerations for our determination that performing procedures relating to the valuation of workers’ compensation and general liability self-insurance obligations is a critical audit matter are (i) the significant judgment by management when developing the estimated workers’ compensation and general liability self-insurance obligations; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s standard actuarial methods and significant assumptions related to loss rate and loss development factors; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the completeness and accuracy of underlying data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by performing a combination of procedures, including (a) developing an independent estimate of the self-insurance obligations for workers’ compensation and general liability, and comparing the independent estimate to management’s actuarial determined obligations; (b) evaluating the appropriateness of management’s standard actuarial method and the reasonableness of management’s significant assumptions related to loss rate and loss development factors; and (c) the consistency of management’s standard actuarial methods period-over-period.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 21, 2025

We have served as the Company’s auditor since 2024.

KinderCare Learning Companies, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$62,336	$156,147
Accounts receivable, net	104,333	88,086
Prepaid expenses and other current assets	48,104	39,194
Total current assets	214,773	283,427
Property and equipment, net	418,524	395,745
Goodwill	1,119,714	1,110,591
Intangible assets, net	429,766	439,001
Operating lease right-of-use assets	1,373,064	1,351,863
Other assets	89,626	72,635
Total assets	$3,645,467	$3,653,262
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$152,660	$154,463
Related party payables	119	—
Current portion of long-term debt	7,251	13,250
Operating lease liabilities—current	144,919	133,225
Deferred revenue	26,376	25,807
Other current liabilities	81,433	99,802
Total current liabilities	412,758	426,547
Long-term debt, net	918,719	1,236,974
Operating lease liabilities—long-term	1,315,587	1,301,656
Deferred income taxes, net	30,907	60,733
Other long-term liabilities	102,987	120,472
Total liabilities	2,780,958	3,146,382
Commitments and contingencies (Note 21)
Shareholders' equity:
Preferred stock, par value $0.01; 25,000,000 shares authorized; no shares issued and outstanding as of December 28, 2024 and December 30, 2023	—	—
Common stock, par value $0.01; 750,000,000 shares authorized; 117,984,749 shares issued and outstanding as of December 28, 2024 and 90,366,089 shares issued and outstanding as of December 30, 2023	1,180	904
Additional paid-in capital	830,369	383,188
Retained earnings	30,261	123,101
Accumulated other comprehensive income (loss)	2,699	(313)
Total shareholders' equity	864,509	506,880
Total liabilities and shareholders' equity	$3,645,467	$3,653,262

See accompanying Notes to Consolidated Financial Statements

KinderCare Learning Companies, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Fiscal Years Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Revenue	$2,663,035	$2,510,182	$2,165,813
Costs and expenses:
Cost of services (excluding depreciation and impairment)	2,032,513	1,824,324	1,424,614
Depreciation and amortization	117,606	109,045	88,507
Selling, general, and administrative expenses	423,063	287,967	247,785
Impairment losses	10,535	13,560	15,434
Total costs and expenses	2,583,717	2,234,896	1,776,340
Income from operations	79,318	275,286	389,473
Interest expense	170,539	152,893	101,471
Interest income	(7,369)	(6,139)	(2,971)
Other (income) expense, net	(5,620)	(1,393)	3,220
(Loss) income before income taxes	(78,232)	129,925	287,753
Income tax expense	14,608	27,367	68,584
Net (loss) income	$(92,840)	$102,558	$219,169
Other comprehensive (loss) income, net of tax:
Change in net gains (losses) on cash flow hedges	3,012	1,695	(2,008)
Total comprehensive (loss) income	$(89,828)	$104,253	$217,161
Net (loss) income per common share:
Basic	$(0.96)	$1.13	$2.35
Diluted	$(0.96)	$1.13	$2.35
Weighted average number of common shares outstanding:
Basic	96,309	90,366	93,390
Diluted	96,309	90,389	93,453

See accompanying Notes to Consolidated Financial Statements

KinderCare Learning Companies, Inc.

Consolidated Statements of Shareholders' and Member's Equity

(In thousands)

				Additional			Total
				Paid-in		Accumulated	Shareholders'
			Treasury	Capital and	Retained	Other	and
	Common Stock		Stock,	Member's	Earnings	Comprehensive	Member's
	Shares	Amount	at Cost	Interest	(Deficit)	Income (Loss)	Equity
Balance as of January 1, 2022	—	$—	$—	$454,233	$(198,626)	$—	$255,607
Conversion of member's interests to common stock	94,409	944		(944)			—
Issuance of common stock	20	—					—
Repurchase of common stock			(72,666)				(72,666)
Retirement of treasury stock	(4,063)	(40)	72,666	(72,626)			—
Equity-based compensation				7,584			7,584
Other comprehensive loss, net of tax						(2,008)	(2,008)
Net income					219,169		219,169
Balance as of December 31, 2022	90,366	$904	$—	$388,247	$20,543	$(2,008)	$407,686
Reclassification of equity- classified stock options and restricted stock units to liability-classified				(6,750)			(6,750)
Equity-based compensation				1,691			1,691
Other comprehensive income, net of tax						1,695	1,695
Net income					102,558		102,558
Balance as of December 30, 2023	90,366	$904	$—	$383,188	$123,101	$(313)	$506,880
Distribution to parent				(320,000)			(320,000)
Initial public offering, net of underwriting discounts, offering costs, and tax impact	27,600	276		616,885			617,161
Reclassification of liability- classified stock options and restricted stock units to equity-classified				12,940			12,940
Issuance of common stock upon settlement of restricted stock units	29	—		—			—
Common stock withheld for taxes in net settlement of restricted stock units	(10)	—		(224)			(224)
Equity-based compensation				137,580			137,580
Other comprehensive income, net of tax						3,012	3,012
Net loss					(92,840)		(92,840)
Balance as of December 28, 2024	117,985	$1,180	$—	$830,369	$30,261	$2,699	$864,509

See accompanying Notes to Consolidated Financial Statements

KinderCare Learning Companies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Years Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Operating activities:
Net (loss) income	$(92,840)	$102,558	$219,169
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	117,606	109,045	88,507
Impairment losses	10,535	13,560	15,434
Change in deferred taxes	(29,828)	(17,414)	26,338
Loss (gain) on extinguishment of long-term debt, net	25,652	3,957	(193)
Loss on extinguishment of indebtedness to related party	—	472	—
Amortization of debt issuance costs	6,830	8,482	4,918
Equity-based compensation	144,082	12,557	9,874
Realized and unrealized (gains) losses from investments held in deferred compensation asset trusts	(2,242)	(3,010)	4,584
(Gain) loss on disposal of property and equipment	(2,838)	2,151	104
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,346)	(18,050)	4,451
Prepaid expenses and other current assets	(6,518)	22,053	1,899
Other assets	(1,604)	(1,329)	(30,459)
Accounts payable and accrued liabilities	(8,794)	(1,321)	(2,348)
Leases	1,091	1,110	(13,797)
Deferred revenue	569	633	(18,255)
Other current liabilities	(14,580)	20,560	18,505
Other long-term liabilities	(15,007)	49,192	12,520
Related party payables	119	(1,666)	358
Cash provided by operating activities	115,887	303,540	341,609
Investing activities:
Purchases of property and equipment	(132,322)	(129,045)	(139,425)
Payments for acquisitions, net of cash acquired	(10,920)	(10,244)	(157,623)
Proceeds from the disposal of property and equipment	2,872	906	299
Investments in deferred compensation asset trusts	(8,701)	(6,767)	(4,994)
Proceeds from deferred compensation asset trust redemptions	1,833	1,573	2,014
Proceeds from sale and leaseback, net of transaction costs	—	25,917	—
Cash used in investing activities	(147,238)	(117,660)	(299,729)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts	625,968	—	—
Payments of deferred offering costs	(9,587)	—	—
Distribution to parent	(320,000)	—	—
Proceeds from issuance of long-term debt	264,338	1,258,750	—
Repayment of long-term debt	(608,000)	(1,310,881)	(20,000)
Repayment of indebtedness to related party	—	(56,328)	—
Principal payments of long-term debt	(11,890)	(6,256)	(11,772)
Payments of debt issuance costs	(1,184)	(7,320)	(807)
Issuance of promissory notes	—	—	2,275
Repayments of promissory notes	(421)	(951)	(12,968)
Repurchase of common stock	—	—	(72,666)
Payments of financing lease obligations	(1,631)	(1,734)	(1,721)
Tax payments related to net settlement of restricted stock units	(224)	—	—
Payments of contingent consideration for acquisitions	—	(10,217)	—
Cash used in financing activities	(62,631)	(134,937)	(117,659)
Net change in cash, cash equivalents, and restricted cash	(93,982)	50,943	(75,779)
Cash, cash equivalents, and restricted cash at beginning of period	156,412	105,469	181,248
Cash, cash equivalents, and restricted cash at end of period	$62,430	$156,412	$105,469

See accompanying Notes to Consolidated Financial Statements

KinderCare Learning Companies, Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Fiscal Years Ended
	December 28,	December 30,	December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$62,336	$156,147	$105,206
Restricted cash included within other assets	94	265	263
Total cash, cash equivalents, and restricted cash at end of period	$62,430	$156,412	$105,469
Supplemental cash flow information:
Cash paid for interest	$126,257	$138,920	$96,077
Cash paid for income taxes, net of refunds	47,667	29,445	70,480
Cash paid for amounts included in the measurement of operating lease liabilities	292,863	284,073	262,551
Non-cash operating activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$181,648	$99,051	$101,598
Reclassification of liability-classified stock options and restricted stock units to equity-classified	12,940	—	—
Deferred cloud computing implementation costs included in accounts payable and accrued liabilities and other current liabilities	6,228	—	—
Reclassification of equity-classified stock options and restricted stock units to liability-classified	—	6,750	—
Non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued liabilities	$5,694	$3,217	$5,816
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	110	3,119	255
Reductions to finance lease right-of-use assets resulting from reductions to finance lease liabilities	—	512	—
Deferred offering costs included in accounts payable and accrued liabilities	275	—	—
Measurement period and other adjustments to reduce contingent consideration payable	—	38	—
Contingent consideration payable for acquisitions	—	—	10,255
Conversion of member's interests to common stock	—	—	944

See accompanying Notes to Consolidated Financial Statements

KinderCare Learning Companies, Inc.

Notes to Consolidated Financial Statements

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

Community-Based and Employer-Sponsored Early Childhood Education and Care—The Company provides early childhood education and care services, as well as back-up care, primarily marketed under the names KinderCare Learning Centers and Crème School (formerly Crème de la Crème). Additionally, the Company partners with employer sponsors under a variety of arrangements such as discounted rent, enrollment guarantees, or an arrangement whereby the center is managed by the Company in return for a management fee. As of December 28, 2024, the Company provided community-based and employer-sponsored early childhood education and care services through 1,574 centers with a licensed capacity of 210,135 children in 39 states and the District of Columbia.

Before- and After-School Educational Services—The Company provides before- and after-school educational services for preschool and school-age children under the name Champions. As of December 28, 2024, Champions offered educational services through 1,025 sites in 28 states and the District of Columbia. These sites primarily operate at elementary school facilities.

Initial Public Offering—On October 8, 2024, the Company’s registration statement on Form S-1, as amended (File No. 333-281971) ("Form S-1") related to its initial public offering (“IPO”), was declared effective by the Securities and Exchange Commission (“SEC”). In connection with the IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of the Company’s registration statement on Form S-1 for its IPO (the “Common Stock Conversion”). As a result, 756.8 million shares of Class A common stock outstanding were converted to 90.4 million shares of common stock. All prior period shares outstanding, per share amounts, and equity-based compensation awards disclosures, as applicable, have been adjusted to retrospectively reflect the Common Stock Conversion in the consolidated financial statements and notes thereto.

Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation for further information on events and transactions that occurred in connection with the IPO.

Deferred Offering Costs—Offering costs, primarily consisting of accounting, legal, printing and filing services, and other third-party fees which are directly related to an IPO that is probable of successful completion, are deferred until such financing is consummated. After consummation of an IPO, these costs are recorded as a reduction of the proceeds received as a result of the IPO. Other non-recurring incremental organizational costs related to preparing for an IPO are expensed as incurred. Should a planned IPO be delayed for longer than 90 days, terminated, or abandoned, the deferred offering costs are written off in the period of determination. In connection with the completion of its IPO, the Company recorded $9.9 million in offering costs within additional paid-in capital on the consolidated balance sheets as of December 28, 2024, offsetting proceeds received. As of December 30, 2023, the Company did not record any deferred offering costs. During the fiscal year ended December 31, 2022, the Company expensed $2.7 million in offering costs as a result of a prior contemplated offering, which were recognized in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Basis of Presentation—The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP") and with the instructions to Form 10-K and Regulation S-X of the SEC.

The consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.

The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights, known as variable interest entities,

(“VIEs”), and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that it is the primary beneficiary of the VIE. The Company does not have interests in any entities that would be considered VIEs. Investments in business entities in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.

Fiscal Period—The Company reports on a 52- or 53-week fiscal year comprised of 13- or 14-week fourth quarters, respectively, with the fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 are 52- week fiscal years.

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Estimates have been prepared based on the most current and best available information, and actual results could differ from those estimates. The most significant estimates underlying the consolidated financial statements include self-insurance obligations, equity-based compensation, valuation allowances against deferred tax assets, incremental borrowing rates for operating leases, accounting for business combinations and related fair value measurements of assets acquired and liabilities assumed, and the valuation and impairment of goodwill, intangible assets, and long-lived assets.

Concentration of Credit Risk—Financial instruments that subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash, cash equivalents, and restricted cash are placed with high credit-quality financial institutions. Concentration of credit risk with respect to accounts receivable is generally diversified due to the large and geographically dispersed customer base.

Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents include unrestricted cash and highly liquid investments with maturities of 90 days or less from the date of purchase.

The Company is periodically required to maintain minimum cash balances held as collateral for certain insurance and securitization arrangements. Such cash is classified as restricted cash and reported as a component of other assets on the Company’s consolidated balance sheets.

Accounts Receivable—Accounts receivable are comprised primarily of tuition due from parents, government agencies, and employer sponsors. The Company is exposed to credit losses on accounts receivable balances. The Company monitors collections and payments and maintains an allowance for estimated losses based on historical trends, specific customer issues, governmental funding levels, current economic trends, and reasonable and supportable forecasts. Accounts receivable are stated net of allowance for credit losses. The allowance for credit losses was not material as of December 28, 2024 and December 30, 2023.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the useful lives of the assets. The estimated useful lives are 20 to 40 years for buildings, 10 years for building improvements, and 3 to 10 years for furniture, fixtures, and equipment. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining term of the related lease or the useful lives of the improvements. Maintenance, repairs, and minor refurbishments are expensed as incurred. Refer to Note 6, Property and Equipment, for further information.

Business Combinations—Business combinations are accounted for using the acquisition method of accounting. Amounts paid for an acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The accounting for business combinations requires estimates and judgment in determining the fair value of assets acquired, liabilities assumed, and contingent consideration transferred, if any, regarding expectations of future cash flows of the acquired business, and the allocation of those cash flows to the identifiable intangible assets. The determination of fair value is based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If actual results differ from these estimates, the amounts recorded in the consolidated financial statements could result in a possible impairment of intangible assets and goodwill. Refer to Note 3, Acquisitions, for further information regarding the Company's business combinations.

Goodwill and Indefinite-Lived Intangible Assets—Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Indefinite-lived intangible assets consist of various trade names and trademarks.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the fourth quarter or more frequently if impairment indicators exist. During the annual goodwill and indefinite-lived intangible asset impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is unnecessary.

The goodwill quantitative impairment test requires the Company to determine if reporting unit carrying values exceed their fair values. Fair value is estimated using an income approach model based on the present value of expected future cash flows utilizing a risk adjusted discount rate. Cash flows that extend beyond the final year of the discounted cash flow model are estimated using a terminal value technique. If the carrying amount of the reporting unit exceeds fair value, an impairment charge will be recognized in an amount equal to that excess.

When performing a quantitative fair value measurement calculation for indefinite-lived trade names and trademarks, the Company utilizes the relief-from-royalty method. The relief-from-royalty method assumes trade names and trademarks have value to the extent its owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires a projection of future revenue attributable to the services using the trade name, the appropriate royalty rate, and the weighted average cost of capital. Refer to Note 7, Goodwill and Intangible Assets, for further information regarding the Company’s goodwill and indefinite-lived intangible assets.

Long-Lived Assets—Long-lived assets consist of lease right-of-use assets (“ROU assets”), property and equipment, and definite-lived intangible assets. Definite-lived intangible assets consist of trade names and trademarks, customer relationships, accreditations, proprietary curricula, and internally developed software. Long-lived assets are depreciated or amortized on a straight-line basis over their estimated useful lives. The Company reviews and evaluates the recoverability of such assets if events or changes in circumstances require impairment testing and/or a revision to the remaining useful life. Any such impairment analysis is based on a comparison of the carrying values to expected future undiscounted cash flows. Refer to Note 6, Property and Equipment, Note 7, Goodwill and Intangible Assets, and Note 8, Leases, for further information regarding the Company’s long-lived assets.

Cloud Computing Arrangements—The Company periodically enters into cloud computing arrangements to access and use third-party software in support of its operations. The Company assesses its cloud computing arrangements to determine whether the contract meets the definition of a service contract. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage and amortizes the costs on a straight-line basis over the term of the associated service contract. The capitalized implementation costs are allocated between prepaid expenses and other current assets and other assets on the Company's consolidated balance sheets based on the expected period the amortization will be recognized. As of December 28, 2024 and December 30, 2023, capitalized implementation costs of $30.9 million and $6.9 million related to cloud computing arrangements, which are net of accumulated amortization of $0.5 million and less than $0.1 million, respectively, were recorded as a component of prepaid expenses and other current assets and other assets on the Company's consolidated balance sheets. Amortization expense for implementation costs for cloud-based computing arrangements was $0.5 million and less than $0.1 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, and was recorded as a component of selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Leases—The Company leases early childhood education and care centers, office facilities, vehicles, and equipment in the United States under both operating and finance leases from related and third parties.

At contract inception, the Company reviews the contractual terms to determine if an arrangement is a lease. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. For leases identified, at lease commencement the Company determines whether those lease obligations are operating or finance leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while for finance leases, the ROU asset is amortized on a straight-line basis to the earlier of the end of its useful life, or the end of the lease term. Amortization of the ROU asset is recognized and presented separately from interest expense on the finance lease liability.

At lease commencement, the Company recognizes lease liabilities and ROU assets on the consolidated balance sheets based on the present value of the lease payments for the lease term. The Company’s leases generally do not provide an implicit interest rate. Therefore, the present values of these lease payments are calculated using the Company’s incremental borrowing rates, which are estimated using key inputs such as credit ratings, base rates, and spreads. Variable lease payments may be based on an index or rate, such as consumer price indices, and include rent escalations or market adjustment provisions. Unless considered in-substance fixed lease payments, variable lease payments are expensed when incurred. The Company’s lease agreements do not contain any material residual value guarantees.

ROU assets are initially measured at cost, which comprises the initial lease liability, adjusted for initial direct costs, lease payments made at or before the commencement date, and reduced by lease incentives received.

The lease term for all the Company’s leases includes the noncancelable period of the lease. The Company does not include periods covered by lease options to renew or terminate the lease in the determination of the lease term until it is reasonably certain that the option will be exercised. This evaluation is based on management’s assessment of various relevant factors including economic, contractual, asset-based, entity-specific, and market-based factors, among others.

For leases with a term of one year or less (“short-term leases”), the Company has elected to not recognize the arrangements on the consolidated balance sheets and the lease payments are recognized in the consolidated statements of operations and comprehensive (loss) income on a straight-line basis over the lease term. Variable lease payments associated with these leases are recognized and presented in the same manner as for all other Company leases.

The Company has leases that contain lease and non-lease components. The non-lease components typically consist of common area maintenance. For all classes of leased assets, the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. For these leases, the lease payments used to measure the lease liability include all the fixed and in-substance fixed consideration in the contract.

ROU assets for operating and finance leases are periodically reduced by impairment losses. The Company uses the long-lived assets impairment guidance in Accounting Standards Codification ("ASC") Subtopic 360-10, Property, Plant, and Equipment–Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

The Company periodically enters into sale and leaseback transactions. To determine whether the transfer of the property should be accounted for as a sale, the Company evaluates whether control has transferred to a third party. If the transfer of the asset is determined to be a sale, the Company recognizes the transaction price for the sale based on cash proceeds received, derecognizes the carrying amount of the asset sold, and recognizes a gain or loss in the consolidated statements of operations and comprehensive (loss) income for any difference between the carrying value of the asset and the transaction price. The leaseback is accounted for in accordance with the lease policy discussed above. For further details on the Company’s accounting for leases, refer to Note 8, Leases.

Debt Issuance Costs—Debt issuance costs, which consist of original issue discounts on the Company’s debt and deferred financing costs, are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument using the effective interest method. Amortization expense is included in interest expense in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 13, Long-term Debt, for further details on the Company’s debt instruments.

Self-Insurance Obligations—The Company is self-insured for certain levels of workers’ compensation, employee medical, general liability, auto, property, and other insurance coverage. Insurance claim liabilities represent the Company's estimate of retained risks. The Company purchases coverage at varying levels to limit potential future losses, including stop-loss coverage for certain exposures. The nature of these liabilities may not fully manifest for several years. The Company retains a substantial portion of the risk related to certain workers’ compensation, general liability, and medical claims. Liabilities associated with these losses include estimates of both filed claims and incurred but not yet reported (“IBNR”) claims.

The Company uses an independent third-party actuary to assist in determining the self-insurance obligations. Self-insurance obligations are accrued on an undiscounted basis based on estimates for known claims and estimated IBNR claims. The estimates require significant management judgment and are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss rate and loss development factors. Changes in assumptions such as loss rate and loss development factors, as well as changes in actual experience, could cause these estimates to change.

The combined current and long-term self-insurance obligations were $68.4 million and $67.8 million as of December 28, 2024 and December 30, 2023, respectively, of which $57.6 million and $56.8 million, respectively, relate to workers’ compensation and general liability obligations. The current portion and long-term portion of self-insurance obligations are included within other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets. Refer to Note 11, Other Current Liabilities, and Note 14, Other Long-term Liabilities. Legal costs associated with these liabilities are expensed in the period incurred and recognized in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Revenue Recognition—The Company’s revenue is derived primarily from tuition charged for providing early childhood education and care services. Revenues are recognized as services are provided to children at the amount that reflects the consideration to which the Company has received or expects to receive from parents and, in some cases, supplemented or paid by government agencies or employer sponsors. A performance obligation is a promise in a contract to transfer a distinct service to the customer. At contract inception, the Company assesses the services promised in the contract and identifies each distinct performance obligation. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue as services are provided. Childhood education and care as well as other enrichment programs are each a series of services accounted for as a single performance obligation, and tuition revenue related to such performance obligations is recognized over time as services are rendered. The Company provides discounts for employees, families with multiple enrollments, referral sources, promotional marketing, and organizations with which we partner, such as our employer-sponsored centers and programs.

The Company enters into contracts with employer sponsors to manage and operate their early childhood education and care centers for a management fee. Management services are a series of services accounted for as a single performance obligation and management fee revenue is recognized over time as services are rendered.

The Company charges registration fees when a family first registers and annually thereafter. Registration revenue is recognized over the term of the contract, which is typically one month or less, as these fees are nonrefundable and do not convey a material right to the customer.

Based on past practices and customer specific circumstances, the Company grants price concessions to customers that impact the total transaction price. These price concessions represent variable consideration. The Company estimates variable consideration using the expected value method, which includes the Company’s historical experience with similar customers and the current macroeconomic conditions. The Company constrains its estimate of variable consideration to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur in a future period when the uncertainty related to the variable consideration is subsequently resolved. During the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, the revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in the Company’s estimates of variable consideration, was not material. Refer to Note 2, Government Assistance, and Note 4, Revenue Recognition, for additional information related to the Company's revenue.

Cost of Services (excluding depreciation and impairment)—Cost of services (excluding depreciation and impairment) consists primarily of personnel costs, rent, food, costs of operating and maintaining facilities, taxes and licenses, marketing, transportation, classroom and office supplies, and insurance. Offsetting certain center operating expenses are reimbursements from federal, state, and local agencies. Refer to Note 2, Government Assistance, for further information regarding reimbursements from federal, state, and local agencies.

Selling, General, and Administrative Expenses—Selling, general, and administrative expenses include costs, primarily personnel related, associated with field management, corporate oversight, and support of the Company’s centers and sites.

Government Assistance—The Company receives Government Assistance from various governmental entities to support the operations of its early childhood education and care centers and before- and after-school sites. The Company accounts for Government Assistance by analogy to International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, of the International Financial Reporting Standards ("IFRS"). In accordance with the IAS 20 framework, Government Assistance is recognized when it is probable that the Company will comply with all conditions stipulated within the grant and that the assistance will be received. Although there is potential risk of recapture of Government Assistance, the Company does not expect the amount of recapture, if any, to materially affect the consolidated financial statements. The recapture of any Government Assistance will be accounted for as a change in accounting estimate.

The Company's Government Assistance is comprised of both assistance relating to income ("Income Grants") and capital projects ("Capital Grants"). The Company recognizes Income Grants as revenue or as an offset to the related expenses within cost of services (excluding depreciation and impairment) and selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income as stipulated in the grant. The Company recognizes Capital Grants as an offset to the carrying amounts of the related assets on the consolidated balance sheets, which are then amortized over the life of the depreciable assets as a reduction to depreciation expense in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 2, Government Assistance, for further information regarding the impacts of Government Assistance on the consolidated financial statements.

Advertising Costs—Costs incurred to produce advertising for seasonal campaigns are expensed during the quarter in which the advertising first takes place. All other advertising costs are expensed as incurred. Advertising costs are recorded in cost of services (excluding depreciation and impairment) in the consolidated statements of operations and comprehensive (loss) income. Total advertising expense was $26.4 million, $18.5 million, and $19.5 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

Non-Qualified Deferred Compensation Plan —The Company offers highly compensated employees who are excluded from participating in the 401(k) Plan the ability to participate in the Company's deferred compensation plan (“NQDC Plan”). Under the NQDC Plan, employees direct the investment of their account balances, and the Company invests amounts held in the associated asset trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly and adjustments are recorded as a component of selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. The change in the value of the investment trust assets is primarily offset by the change in the value of the deferred compensation obligation. The offsetting changes in the investment trust assets are recognized in other (income) expense, net in the consolidated statements of operations and comprehensive (loss) income as a $3.6 million gain during the fiscal year ended December 28, 2024, a $3.7 million gain during the fiscal year ended December 30, 2023, and a $4.0 million loss during the fiscal year ended December 31, 2022. Refer to Note 19, Employee Benefit Plans, for additional information.

Income Taxes—The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. If the Company were to determine that, on a more likely than not basis, sufficient future taxable income would not be achieved in order to realize the deferred tax assets, the Company would be required to establish a full valuation allowance or increase any partial valuation allowance, which would require a charge to income tax expense for the period in which the determination was made. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. In assessing the need for a valuation allowance, the Company considers all available evidence, both positive and negative, to utilize deferred tax assets. Evidence includes the anticipated impact on future taxable income arising from the reversal of temporary differences, actual operating results for the trailing twelve quarters, the ongoing assessment of financial performance, and available tax planning strategies, if any, that management considers prudent and feasible.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which the Company first determines whether it is more likely than not that the tax position will be sustained on the basis of the technical merits of the position, and second, for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the relevant taxing authority. The Company records uncertain tax positions, including interest and penalties, on the consolidated balance sheets. Interest and penalties are recognized within income tax expense in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 5, Prepaid Expenses and Other Current Assets, Note 9, Other Assets, Note 14, Other Long-term Liabilities, and Note 20, Income Taxes, for additional information regarding the Company's income taxes and uncertain tax positions.

Comprehensive Income or Loss—Total comprehensive income or loss is comprised of net income or loss and changes in net gains or losses on cash flow hedging instruments. Accumulated other comprehensive income or loss is comprised of unrealized gains and losses on cash flow hedging instruments. Total comprehensive income or loss is presented in the consolidated statements of operations and comprehensive (loss) income and the components of accumulated other comprehensive income or loss are presented on the consolidated statements of shareholders' and member’s equity. Refer to Note 16, Accumulated Other Comprehensive Income (Loss), for additional details.

Accounting for Derivatives and Hedging Activities—All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded as either assets or liabilities at fair value on the consolidated balance sheets. The Company uses derivative financial instruments to reduce its exposure to changes in interest rates. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified on the consolidated statements of cash flows in the same category as the cash flows from the related hedged items. Refer to Note 15, Risk Management and Derivatives, for more information on the Company’s risk management program and derivatives.

Fair Value Measurements—Fair value guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-level hierarchy established by the Financial Accounting Standards Board (“FASB”) that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value measurement.

The fair value of nonfinancial assets and liabilities is measured on a nonrecurring basis, when necessary, as part of the tests of long-lived asset impairment and the recoverability of goodwill and indefinite-lived intangible assets. Refer to Note 12, Fair Value Measurements, for more information on the Company's fair value measurements.

Net (Loss) Income per Common Share—Basic net (loss) income per share is computed by dividing the net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares and potentially dilutive shares outstanding during the period. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net (loss) income per share. Diluted net (loss) income per common share is calculated using the treasury stock method. Refer to Note 18, Net (Loss) Income Per Common Share, for additional details.

Equity-based Compensation—The Company accounts for profit interest units (“PIUs”), stock options, and restricted stock units (“RSUs”) (collectively, “equity-based compensation awards”) granted to employees, officers, managers, directors, and other providers of services in accordance with ASC 718, Compensation: Stock Compensation ("ASC 718"). The Company measures the grant date fair value of the equity-based compensation awards and recognizes the resulting expense, net of estimated forfeitures, on a straight-line basis over the requisite service period during which the grantees are required to perform service in exchange for the equity-based compensation awards, which varies based on award-type. The requisite service period is reduced for the awards that provide for continued vesting upon retirement if any of the grantees are retirement eligible at the date of grant or will become retirement eligible during the vesting period. The estimated number of awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised. Equity-based compensation expense is only recognized for PIUs subject to performance-based vesting conditions if it is probable that the performance condition will be achieved. As the Company has the repurchase right to buy back the vested PIUs upon termination, the Company periodically reassesses the probability of termination on an individual-grantee basis through the life of the PIUs to ensure that they are appropriately classified.

The Company estimates the fair value of PIUs on the grant dates using the Monte Carlo option pricing model. Additionally, the Company estimates the fair value of stock options on the grant dates using the Black-Scholes model. To measure the grant date fair value of RSUs, the Company uses the estimated common stock price as of the valuation date for both the equity-classified and liability-classified RSUs. The liabilities are remeasured each reporting period at fair value. These valuation models require the use of highly complex and subjective assumptions. In February 2023, all equity-classified, share-settled stock options and RSUs became cash-settled and reclassified as liabilities, and in October 2024, all liability-classified, cash-settled stock options and RSUs became share-settled and reclassified as equity. Also in October 2024, the PIUs were settled in shares and the related 2015 Equity Incentive Plan (“PIUs Plan”) was terminated. Refer to Note 17, Shareholders' Equity, Member’s Equity, and Equity-based Compensation, for additional information related to the valuation of PIUs, stock options, and RSUs.

Recently Adopted Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which requires additional reportable segment disclosures. The ASU expands interim segment disclosure requirements and extends new and existing segment disclosures for companies with a single segment. The Company adopted this guidance within the Annual Report on Form 10-K for the fiscal year ended December 28, 2024 using the retrospective method of adoption. Refer to Note 23, Segment Information, for further information related to the Company's enhanced segment disclosures.

Recently Issued Accounting Pronouncements—In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public business entity to disclose specific information about certain costs and expenses in the notes to the consolidated financial statements for interim and annual reporting periods. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies the scope application of profits interest and similar awards by adding illustrative guidance in Accounting Standards Codification ("ASC") 718. The ASU clarifies how to determine whether profits interest and similar awards are in the scope of ASC 718 and modifies the language in paragraph 718-10-15-3 to improve its clarity and operability. The guidance is effective for annual periods beginning after December 15, 2024, including interim periods within those annual periods, and may be applied prospectively or retrospectively. In connection with the dissolution and liquidation of KC Parent, LP ("KC Parent") upon the Company's IPO, the PIUs Plan was terminated, and as such, the Company does not expect this ASU to have a material impact on the consolidated financial statements. Refer to Note 17, Shareholders' Equity, Member’s Equity, and Equity-based Compensation, and Note 22, Related Party Transactions, for further information.

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

A portion of the Company's food costs are reimbursed through the federal Child and Adult Care Food Program. The program is operated by states to partially or fully offset the cost of food for children that meet certain criteria. The Company recognized food subsidies of $51.7 million, $44.1 million, and $39.5 million during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, offsetting cost of services (excluding depreciation and impairment) in the consolidated statements of operations and comprehensive (loss) income.

The Company receives grant funding for teacher compensation, classroom supplies, and other center operating costs by applying to various governmental grant programs and agencies. Grants of $17.3 million, $6.1 million, and $2.3 million, during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, were recognized as reimbursements offsetting cost of services (excluding depreciation and impairment) in the consolidated statements of operations and comprehensive (loss) income.

The Company records grants receivable for grants that have met the Company's recognition criteria but have not yet been received as well as deferred grants for amounts received from government assistance that do not yet meet the Company’s recognition criteria. As of December 28, 2024 and December 30, 2023, the Company recorded $1.8 million and $1.0 million in grants receivable, respectively, within prepaid expenses and other current assets on the consolidated balance sheets. As of December 28, 2024 and December 30, 2023, the Company recorded $7.4 million and $18.1 million in deferred grants, respectively, within other current liabilities on the consolidated balance sheets. Refer to Note 5, Prepaid Expenses and Other Current Assets, and Note 11, Other Current Liabilities.

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

COVID-19 Related Stimulus is recognized as revenue or as cost reimbursements based on stipulations within each specific grant. Revenue arising from COVID-19 Related Stimulus is to replace lost revenue at centers due to closures or reduced enrollment as a result of the COVID-19 pandemic. The Company recognized $0.4 million, $3.0 million, and $2.0 million during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, in revenue from COVID-19 Related Stimulus in the consolidated statements of operations and comprehensive (loss) income. Additionally, the Company recognized $63.3 million, $181.9 million, and $316.5 million during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, in funding for reimbursement of center operating expenses, offsetting cost of services (excluding depreciation and impairment) in the consolidated statements of operations and comprehensive (loss) income.

The Employee Retention Credit (“ERC”), established by the CARES Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, the Company applied for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. During the fiscal year ended December 28, 2024, the Company recognized $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $0.5 million in interest income in the consolidated statements of operations and comprehensive (loss) income. No ERC was recognized during the fiscal year ended December 30, 2023. As of December 28, 2024 and December 30, 2023, deferred ERC liabilities of $31.4 million and $20.6 million were recorded in other current liabilities and $12.3 million and $43.7 million were recorded in other long-term liabilities, respectively, on the consolidated balance sheets. Additionally, the Company recorded $3.4 million in ERC receivables in prepaid expenses and other current assets on the consolidated balance sheets as of December 28, 2024 as there is reasonable assurance these reimbursements will be received. No ERC receivables were recorded as of December 30, 2023. Refer to Note 5, Prepaid Expenses and Other Current Assets, Note 11, Other Current Liabilities, and Note 14, Other Long-term Liabilities, for additional details. Refer to Note 20, Income Taxes, for further information regarding uncertain tax positions for ERC not yet recognized.

Capital Grants received for capital improvement projects are recognized as a reduction to the cost basis of property and equipment and amortized over the same period as the related assets. The Company reduced property and equipment within the consolidated balance sheets by $2.9 million and $2.8 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, as a result of Capital Grants received. Of these Capital Grants, $2.5 million and $2.7 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, were from COVID-19 Related Stimulus, with $0.4 million and $0.1 million for the fiscal years ended December 28, 2024 and December 30, 2023, respectively, from other governmental grant programs and agencies. Amortization of Capital Grants was $1.0 million, $0.6 million, and $0.3 million during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, offsetting depreciation and amortization in the consolidated statements of operations and comprehensive (loss) income.

3.
ACQUISITIONS

The Company's growth strategy includes expanding and diversifying service offerings through acquiring high quality early childhood education centers.

2024 Acquisitions—During the fiscal year ended December 28, 2024, the Company acquired 23 early childhood education centers in 11 separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $10.9 million. The Company recorded goodwill of $9.1 million, which is deductible for tax purposes, and fixed assets of $2.0 million. The operating results for the acquired centers, which were not material to the Company’s overall financial results, are included in the consolidated statements of operations and comprehensive (loss) income from the dates of acquisition.

2023 Acquisitions—During the fiscal year ended December 30, 2023, the Company acquired 11 early childhood education centers in five separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $9.1 million. The Company recorded goodwill of $7.9 million, which is deductible for tax purposes, and fixed assets of $1.3 million. The operating results for the acquired centers, which were not material to the Company’s overall financial results, are included in the consolidated statements of operations and comprehensive (loss) income from the dates of acquisition.

2022 Crème de la Crème Acquisition—On October 4, 2022, the Company acquired all of the outstanding shares of Crème de la Crème, Inc., an entity that operated 47 early childhood education and care centers throughout the United States. The total consideration transferred in connection with this acquisition was $191.0 million, comprised of cash consideration of $180.8 million and contingent consideration of $10.2 million, inclusive of a reduction of less than $0.1 million as a result of a measurement period adjustment recognized during the fiscal year ended December 30, 2023. The fair value of the contingent consideration was based on the receipt of specific COVID-19 Related Stimulus and the occurrence of specific events within a stipulated timeframe. During the fiscal year ended December 30, 2023, the Company paid the full balance of contingent consideration of $10.2 million, which had been recorded in accounts payable and accrued liabilities on the consolidated balance sheets since the date of acquisition. Refer to Note 12, Fair Value Measurements, for additional information related to the Company's contingent consideration payable. The Company incurred transaction costs of $2.1 million during the fiscal year ended December 31, 2022, which are included within selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. The acquisition of Crème School was financed with cash on hand and was accounted for as a business combination.

The following table represents the fair value of the acquired assets and assumed liabilities as of the date of acquisition (in thousands):

Assets
Cash and cash equivalents	$30,924
Accounts receivable	870
Prepaid expenses and other current assets	9,422
Property and equipment	45,190
Goodwill	102,375
Intangible assets	22,800
Operating lease right-of-use assets	57,634
Other assets	1,813
Total assets acquired	271,028
Liabilities and Shareholders' Equity
Accounts payable and accrued liabilities	8,551
Deferred revenue	4,726
Other current liabilities	724
Deferred income taxes, net	5,039
Operating lease liabilities - long-term	59,304
Other long-term liabilities	1,638
Total liabilities assumed	79,982
Consideration transferred	$191,046

The excess of consideration transferred over the fair value of net assets was recorded as goodwill. Factors that contributed to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of Crème School’s assembled workforce and strong market position. None of the goodwill recorded in connection with the acquisition is deductible for tax purposes.

The Company utilizes different valuation approaches and methodologies to determine the fair value of acquired intangible assets. This requires management to make estimates and assumptions related to projected revenue, projected cash flows, royalty rates, and discount rates. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in Crème School’s acquisition are provided in the below table (assigned value in thousands):

	Assigned		Discount	Estimated
Intangible Asset	Value	Valuation Methodology	Rate	Useful Life
Trade name	$19,000	Relief-from-royalty method— income approach	9.00%	15 years
Customer relationships	3,800	Multi-period excess earnings— income approach	9.00%	4 years

The operating results of Crème School have been included in the Company's operating results since the acquisition date. The amount of revenue included in the consolidated statements of operations and comprehensive (loss) income during the fiscal year ended December 31, 2022 was $29.7 million.

The following unaudited pro forma results present the combined revenue and net (loss) income as if the acquisition of Crème School had been completed on January 2, 2022, the beginning of the Company's fiscal year ended December 31, 2022. The unaudited pro forma information is based on estimates and assumptions which the Company believes are reasonable and primarily reflects adjustments for the pro forma impact of additional amortization related to the fair value of acquired intangible assets, additional depreciation on property and equipment due to the related fair value of the acquired assets, interest expense recognized on debt held by Crème School that was extinguished as part of the acquisition, and transaction costs. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred on January 2, 2022, nor are they indicative of future results of operations. The unaudited pro forma results were as follows (in thousands):

Fiscal Year Ended
December 31, 2022
Revenue	$2,253,851
Net income	228,189

2022 Other Acquisitions—During the fiscal year ended December 31, 2022, the Company acquired eight early childhood education and care centers in five separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $8.9 million. The Company recorded goodwill of $8.0 million, which is deductible for tax purposes. In addition, the Company recorded fixed assets of $0.9 million. The operating results for the acquired centers, which were not material to the Company’s overall financial results, are included in the consolidated statements of operations and comprehensive (loss) income from the dates of acquisition.

4.
REVENUE RECOGNITION

Contract Balances

The Company records deferred revenue when payments are received or due in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. Payment from parents for tuition is typically received in advance on a weekly or monthly basis, in which case the revenue is deferred and recognized as the performance obligation is satisfied. The Company has the unconditional right to consideration as it satisfies the performance obligations, therefore no contract assets are recognized. During the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, $25.5 million, $24.9 million, and $38.3 million was recognized as revenue related to the deferred revenue balance recorded at December 30, 2023, December 31, 2022, and January 1, 2022, respectively.

The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are expensed as incurred in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Disaggregation of Revenue

The following table disaggregates total revenue between education centers and school sites (in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Early childhood education centers	$2,466,244	$2,345,093	$2,053,845
Before- and after-school sites	196,791	165,089	111,968
Total revenue	$2,663,035	$2,510,182	$2,165,813

A portion of revenue is generated from families whose tuition is subsidized by amounts received from government agencies. Subsidy revenue was $942.1 million, $795.9 million, and $698.9 million during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, recognized within revenue in the consolidated statements of operations and comprehensive (loss) income.

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

5.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets included the following (in thousands):

	December 28, 2024	December 30, 2023
Prepaid insurance	$10,307	$16,505
Receivable related to uncertain tax positions	7,863	—
Prepaid computer maintenance	5,214	3,935
Prepaid professional fees	4,071	3,647
Cloud computing implementation costs, net	3,697	—
Employee retention credits receivable	3,374	—
Prepaid income taxes	2,916	—
Interest rate derivative contracts	1,957	1,208
Prepaid property taxes	1,874	1,821
Grants receivable	1,792	987
Prepaid rent	506	1,176
Insurance receivables	—	6,099
Other	4,533	3,816
Total prepaid expenses and other current assets	$48,104	$39,194

6.
PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	December 28, 2024	December 30, 2023
Leasehold improvements	$549,556	$503,299
Furniture, fixtures, and equipment	354,248	298,757
Buildings and improvements	3,373	4,520
Land	4,520	3,305
Construction in progress	29,477	29,985
Total property and equipment	941,174	839,866
Accumulated depreciation	(522,650)	(444,121)
Total property and equipment, net	$418,524	$395,745

The Company incurred depreciation of property and equipment of $106.8 million, $98.1 million, and $78.5 million during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. Depreciation of property and equipment is included in depreciation and amortization in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 12, Fair Value Measurements, for additional information regarding impairment of property and equipment.

7.
GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2022	$1,102,697
Additions from acquisitions	7,926
Measurement period adjustment	(32)
Balance as of December 30, 2023	$1,110,591
Additions from acquisitions	9,123
Balance as of December 28, 2024	$1,119,714

As part of the Company’s annual impairment test, the Company performed a qualitative assessment of goodwill during the fourth quarter of the fiscal year ended December 28, 2024. After weighing all relevant events and circumstances, the Company concluded that there was no indication that the fair value of each reporting unit was less than its carrying value. Therefore, the Company determined a quantitative assessment of the reporting units was unnecessary. There was no impairment of goodwill during the fiscal years ended December 28, 2024, December 30, 2023, or December 31, 2022.

The Company also has other intangible assets, which included the following as of December 28, 2024 and December 30, 2023 (in thousands):

	Weighted- Average		Accumulated	Net Carrying
	Useful Lives	Cost	Amortization	Amount
December 28, 2024
Definite-lived intangible assets:
Customer relationships	17 years	$107,659	$(60,891)	$46,768
Accreditations	4 years	53,500	(53,500)	—
Proprietary curricula	5 years	14,300	(14,300)	—
Trade names and trademarks	13 years	28,400	(11,702)	16,698
Software	5 years	8,200	(8,200)	—
Total definite-lived intangible assets		212,059	(148,593)	63,466
Indefinite-lived intangible assets:
Trade names and trademarks		366,300	—	366,300
Total indefinite-lived intangible assets		366,300	—	366,300
Total intangible assets		$578,359	$(148,593)	$429,766

	Weighted- Average		Accumulated	Net Carrying
	Useful Lives	Cost	Amortization	Amount
December 30, 2023
Definite-lived intangible assets:
Customer relationships	17 years	$107,659	$(53,863)	$53,796
Accreditations	4 years	53,500	(53,500)	—
Proprietary curricula	5 years	14,300	(14,300)	—
Trade names and trademarks	13 years	28,400	(9,495)	18,905
Software	5 years	8,200	(8,200)	—
Total definite-lived intangible assets		212,059	(139,358)	72,701
Indefinite-lived intangible assets:
Trade names and trademarks		366,300	—	366,300
Total indefinite-lived intangible assets		366,300	—	366,300
Total intangible assets		$578,359	$(139,358)	$439,001

The Company did not identify any triggering events for definite-lived intangible assets during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, and as a result no impairment was recorded.

As part of the Company’s annual impairment test during the fourth quarter of the fiscal year ended December 28, 2024, the Company performed a qualitative assessment of all indefinite-lived trade names and trademarks. For certain indefinite-lived trade names and trademarks, the Company concluded, after weighing all relevant events and circumstances, that there was no indication that the fair values of the assets were less than their respective carrying values and determined quantitative assessments of those assets were unnecessary. For other indefinite-lived trade names and trademarks, the Company performed a quantitative fair value measurement calculation using the relief-from-royalty method. Based on this quantitative analysis, the Company determined that the carrying values of the indefinite-lived intangible assets did not exceed fair value. There was no impairment of indefinite-lived intangible assets during the fiscal years ended December 28, 2024, December 30, 2023, or December 31, 2022.

Amortization expense of definite-lived intangible assets was $9.2 million, $9.3 million, and $8.4 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, which is included in depreciation and amortization in the consolidated statements of operations and comprehensive (loss) income. Estimated future fiscal year amortization expense for definite-lived intangible assets is as follows (in thousands):

2025	$8,843
2026	8,057
2027	7,344
2028	7,344
2029	7,344
Thereafter	24,534
$63,466

8.
LEASES

ROU assets and lease liabilities balances were as follows (in thousands):

	December 28, 2024	December 30, 2023
Assets:
Operating lease right-of-use assets	$1,373,064	$1,351,863
Finance lease right-of-use assets	4,547	5,996
Total lease right-of-use assets	$1,377,611	$1,357,859
Liabilities—current:
Operating lease liabilities	$144,919	$133,225
Finance lease liabilities	1,406	1,573
Total current lease liabilities	146,325	134,798
Liabilities—long-term:
Operating lease liabilities	1,315,587	1,301,656
Finance lease liabilities	3,793	5,147
Total long-term lease liabilities	1,319,380	1,306,803
Total lease liabilities	$1,465,705	$1,441,601

Finance lease ROU assets are included in other assets and finance lease liabilities are included in other current liabilities and other long-term liabilities on the consolidated balance sheets. Refer to Note 9, Other Assets, Note 11, Other Current Liabilities, and Note 14, Other Long-term Liabilities. Refer to Note 12, Fair Value Measurements, for information regarding impairment of ROU assets.

Lease Expense

The components of lease expense were as follows (in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Lease expense:
Operating lease expense	$289,163	$281,350	$259,824
Finance lease expense:
Amortization of right-of-use assets	1,559	1,664	1,650
Interest on lease liabilities	506	518	450
Short-term lease expense	8,349	6,480	3,217
Variable lease expense	69,598	62,015	59,490
Total lease expense	$369,175	$352,027	$324,631

During the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, the Company recognized $5.2 million, $5.7 million, and $7.4 million, respectively, in gains on sales of leased vehicles, which are offset within short-term lease expense on the table above.

Sale and Leaseback Transactions

In December 2023, the Company completed a sale and leaseback transaction of three Crème School centers for an aggregate sales price, net of closing costs, of $25.9 million. In connection with the sale, the Company recognized a loss of $2.9 million within other (income) expense, net in the consolidated statements of operations and comprehensive (loss) income. Concurrent with the closing of this sale, the Company entered into an operating lease agreement pursuant to which the Company leased back the three centers.

Other Information

Sub-lease income was $0.4 million, $0.6 million, and $0.4 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, recognized in other (income) expense, net in the consolidated statements of operations and comprehensive (loss) income.

The weighted average remaining lease term and the weighted average discount rate as of December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024	December 30, 2023
Weighted average remaining lease term (in years) (Operating)	8	9
Weighted average remaining lease term (in years) (Finance)	4	5
Weighted average discount rate (Operating)	9.4%	9.6%
Weighted average discount rate (Finance)	8.5%	8.5%

Maturity of Lease Liabilities

The following table summarizes the maturity of lease liabilities as of December 28, 2024 (in thousands):

	Finance Leases	Operating Leases	Total Leases
2025	$1,784	$273,568	$275,352
2026	1,491	279,036	280,527
2027	1,396	263,612	265,008
2028	870	244,625	245,495
2029	230	215,494	215,724
Thereafter	333	865,544	865,877
Total lease payments	6,104	2,141,879	2,147,983
Less imputed interest	905	681,373	682,278
Present value of lease liabilities	5,199	1,460,506	1,465,705
Less current portion of lease liabilities	1,406	144,919	146,325
Long-term lease liabilities	$3,793	$1,315,587	$1,319,380

As of December 28, 2024, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $174.3 million. The leases are expected to commence between 2025 and 2027 and have initial lease terms of approximately 15 years.

The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are established based on the Company’s first lien term loan.

9.
OTHER ASSETS

Other assets included the following (in thousands):

	December 28, 2024	December 30, 2023
Deferred compensation plan	$38,391	$29,014
Cloud computing implementation costs, net	27,207	6,926
Insurance receivables	6,990	3,619
Finance lease right-of-use assets	4,547	5,996
Deposits	3,975	3,887
Receivable related to uncertain tax positions	3,093	17,075
Interest rate derivative contracts	1,669	—
Prepaid professional fees	828	2,935
Restricted cash	94	265
Other	2,832	2,918
Total other assets	$89,626	$72,635

10.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities included the following (in thousands):

	December 28, 2024	December 30, 2023
Accounts payable	$45,293	$50,593
Accrued compensation and related expenses	69,551	78,858
Accrued property and other taxes	22,209	21,493
Accrued interest	11,691	780
Other	3,916	2,739
Total accounts payable and accrued liabilities	$152,660	$154,463

11.
OTHER CURRENT LIABILITIES

Other current liabilities included the following (in thousands):

	December 28, 2024	December 30, 2023
Self-insurance obligations	$31,504	$32,380
Deferred employee retention credits	31,370	20,567
Deferred grants	7,408	18,094
Accrued rent	2,856	1,115
Contract labor	2,316	1,156
Long-term incentive plan	1,850	6,476
Financing lease obligations	1,406	1,573
Uncertain tax positions	1,071	—
Promissory notes	328	346
Income taxes payable	—	6,910
Cash-settled stock options and restricted stock units	—	10,318
Other	1,324	867
Total other current liabilities	$81,433	$99,802

12.
FAIR VALUE MEASUREMENTS

Investments held for the Deferred Compensation Plan—The Company records the fair value of the investments and cash and cash equivalents held for the deferred compensation plan in other assets on the consolidated balance sheets. The carrying value of cash and cash equivalents held in the fund approximates fair value, and the amounts were not material as of December 28, 2024 and December 30, 2023. The investments held in the plan consist of mutual funds and money market funds with fair values that can be corroborated by prices for identical assets and therefore are classified as Level 1 investments under the fair value hierarchy. The following tables summarize the composition of the underlying investments in the Company's deferred compensation plan trust assets, excluding cash and cash equivalents (in thousands):

	Fair Value Measurements Using
	Balance as of December 28, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,499	$6,499	$—	$—
Mutual Funds	31,432	31,432	—	—
	$37,931	$37,931	$—	$—

	Fair Value Measurements Using
	Balance as of December 30, 2023	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$4,487	$4,487	$—	$—
Mutual Funds	24,546	24,546	—	—
	$29,033	$29,033	$—	$—

Refer to Note 9, Other Assets, and Note 19, Employee Benefit Plans, for further information regarding the Company's deferred compensation plan.

Goodwill, Indefinite-Lived Intangible Assets, and Long-Lived Assets—Fair value assessments of the reporting unit and the reporting unit’s net assets, which are performed for goodwill and indefinite-lived intangible asset impairment tests, are considered a Level 3 measurement due to the significance of unobservable inputs developed using Company-specific information. Similarly, fair value assessments which are performed for long-lived assets are also considered a Level 3 measurement as the Company typically estimates fair value of the asset group using discounted cash flows which are based on unobservable inputs including future cash flow projections and discount rate assumptions.

The Company measures certain long-lived assets at fair value on a nonrecurring basis when events occur that indicate an asset group may not be recoverable. If the carrying amount of an asset group is not recoverable, an impairment charge is recorded to reduce the carrying amount by the excess over its fair value. In the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, triggering events at certain individual centers occurred as a result of lower-than-expected sales performance, coupled with reduced forecasted cash flow projections over the remaining lease term or asset useful lives, as appropriate. The Company completed impairment testing of its long-lived assets and identified specific centers and asset groups in the initial recoverability test that had carrying values in excess of the estimated undiscounted future cash flows. For those long-lived assets, a fair value assessment was performed. The method applied in determining the fair value of the long-lived assets was the discounted cash flow (“DCF”) method of the income approach to fair value. The DCF method for property and equipment incorporates unobservable inputs which include future cash flow projections and discount rate assumptions. For ROU assets, the DCF method incorporates market-based inputs which include the as-is market rents and discount rates. In addition to ROU asset impairment for specific centers, the Company recognized ROU asset impairment charges related to exiting its previous corporate headquarters and relocating to a new, smaller footprint, office space as the Company transitioned to a hybrid working model during the fiscal year ended December 31, 2022.

The following table presents the amount of impairment expense of long-lived assets (in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Impairment of property and equipment	$7,202	$11,426	$10,432
Impairment of lease right-of-use assets	3,333	2,134	5,002
Total impairment losses	$10,535	$13,560	$15,434

There was no impairment of goodwill or indefinite-lived intangible assets during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022. Refer to Note 6, Property and Equipment, Note 7, Goodwill and Intangible Assets, and Note 8, Leases, for additional information regarding the Company’s long-lived assets, goodwill, and intangible assets.

Contingent Consideration Payable—The Company measures contingent consideration payable at fair value based on a series of unobservable inputs, including the timing and probability of the occurrence of future events, and requires judgment from management. As such, contingent consideration payable is classified as Level 3. As the balance of contingent consideration was paid during the fiscal year ending December 30, 2023, there were no significant market assumptions utilized in determining the fair value. Refer to Note 3, Acquisitions, for additional information related to the Company's contingent consideration payable.

The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Balance at December 31, 2022	$10,255
Payment of contingent consideration	(10,217)
Measurement period adjustments	(38)
Balance at December 30, 2023	$—

Derivative Financial Instruments—The Company's derivative financial instruments include interest rate derivative contracts. The fair value of derivative financial instruments is determined using observable market inputs such as quoted prices for similar instruments, forward pricing curves, and interest rates, and considers nonperformance risk of the Company and its counterparties, and as such, derivative financial instruments are classified as Level 2. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contracts. The Company elects to record its derivative financial instruments at net fair value on the consolidated balance sheets. Refer to Note 5, Prepaid Expenses and Other Current Assets, Note 9, Other Assets, and Note 15, Risk Management and Derivatives, for additional information regarding the Company’s derivative financial instruments.

Long-Term Debt—The Company records long-term debt on the consolidated balance sheets at adjusted cost, net of unamortized issuance costs. The estimated fair value of first lien term loans was $978.9 million as of December 28, 2024 and $1,327.5 million as of December 30, 2023 and is based on mid-point prices, or prices for similar instruments from active markets, on the balance sheet date. Given the short-term nature of outstanding obligations on the first lien revolving credit facility, the carrying value approximates fair value. There were no outstanding borrowings on the first lien revolving credit facility as of December 28, 2024 or December 30, 2023. Judgment is required to develop these estimates, and as such, the first lien term loan and the first lien revolving credit facility are classified as Level 2.

Refer to Note 13, Long-term Debt, for additional information regarding the Company's long-term debt.

Other Financial Instruments—The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities approximates fair value due to the short-term nature of these assets and liabilities.

There were no transfers between levels within the fair value hierarchy during any of the periods presented.

13.
LONG-TERM DEBT

Long-term debt included the following (in thousands):

	December 28, 2024	December 30, 2023
First lien term loans	$966,797	$1,321,687
Debt issuance costs, net	(40,827)	(71,463)
Total debt	925,970	1,250,224
Current portion of long-term debt	(7,251)	(13,250)
Long-term debt, net	$918,719	$1,236,974

Senior Secured Credit Facilities—Pursuant to the October 2024 amendments to the senior secured credit facilities, the Company's Credit Agreement includes $1,206.8 million senior secured credit facilities which consist of a $966.8 million first lien term loan (the "First Lien Term Loan Facility") and a $240.0 million revolving credit facility ("First Lien Revolving Credit Facility") (collectively, the “Senior Secured Credit Facilities”).

The Company issued an incremental first lien term loan of $265.0 million in March 2024 through an amendment to the Credit Agreement. The amendment increased the required quarterly principal payments on the First Lien Term Loan Facility to $4.0 million from $3.3 million, beginning with the payment due for the quarter ended March 30, 2024.

In April 2024, the Company entered into a repricing amendment to the Credit Agreement. As of the effective date of the amendment, the applicable rates for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were reduced by 0.50%.

In October 2024, concurrently with the consummation of the IPO, the Company entered into an amendment to the Credit Agreement to increase commitments under the First Lien Revolving Credit Facility by $80.0 million to $240.0 million and extend the maturity date of $225.0 million of commitments to October 2029. The maturity date of the remaining $15.0 million of non-extended commitments under the First Lien Revolving Credit Facility was unchanged from the First Lien Term Loan Facility maturity date of June 2028. Additionally, the applicable rates for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were reduced by 0.25% as a result of the Company's IPO.

Additionally, in October 2024, the Company repaid $608.0 million of outstanding principal on the First Lien Term Loan Facility utilizing the net proceeds from the IPO and, in conjunction, entered into another repricing amendment to the Credit Agreement. As of the effective date of the October 2024 repricing amendment, the applicable rate for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were further reduced by 1.25%. As such, the First Lien Term Loan Facility bears interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR") plus 3.25% per annum. In addition, as of the effective date of the October 2024 repricing amendment, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.50% and 3.00% per annum, based on a pricing grid of the Company's First Lien Term Loan Facility net leverage ratio. The October 2024 repricing amendment decreased the required quarterly principal payments on the First Lien Term Loan Facility to $2.4 million from $3.3 million, beginning with the payment due for the quarter ended March 29, 2025. All other terms under the Credit Agreement remain unchanged as a result of the amendments.

The Credit Agreement allows for letters of credit to be drawn against the current borrowing capacity of the First Lien Revolving Credit Facility, capped at $172.5 million. Prior to the October 2024 amendment, the cap on the amount of letters of credit that could be drawn against the borrowing capacity of the First Lien Revolving Credit Facility was $115.0 million. The Company pays certain fees under the First Lien Revolving Credit Facility, including a fronting fee on outstanding letters of credit of 0.125% per annum and a commitment fee on the unused portion of the First Lien Revolving Credit Facility at a rate between 0.25% and 0.50% per annum, based on a pricing grid of the Company's First Lien Term Loan Facility net leverage ratio. Additionally, fees on the outstanding letters of credit bear interest at a rate equal to the applicable rate for amounts drawn under the First Lien Revolving Credit Facility.

All obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions. Commencing with the fiscal quarter ended December 30, 2023, the Company must comply with a quarterly maximum First Lien Term Loan Facility net leverage ratio financial loan covenant. The First Lien Term Loan Facility net leverage ratio is required to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding under the First Lien Revolving Credit Facility, excluding all letters of credit, exceeds 35% of total revolving commitments on such date. Nonfinancial loan covenants restrict the Company’s ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates. As of December 28, 2024, the Company was in compliance with the covenants of the Credit Agreement.

An annual calculation of excess cash flows determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments. The excess cash flow calculation required as of December 28, 2024, did not require a mandatory prepayment on the First Lien Term Loan Facility.

The Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $184.2 million after giving effect to the outstanding letters of credit under the Credit Agreement of $55.8 million as of December 28, 2024. Additionally, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $87.5 after giving effect to the outstanding letters of credit under the Credit Agreement of $72.5 million as of December 30, 2023.

The Company capitalized original issue discount and debt issuance costs of $1.8 million during the fiscal year ended December 28, 2024, related to the March 2024, April 2024, and October 2024 amendments to the Credit Agreement. The Company capitalized original issue discount and debt issuance costs of $73.6 million during the fiscal year ended December 30, 2023, related to the June 2023 refinancing. Additionally, the Company capitalized debt issuance costs of $0.8 million during the fiscal year ended December 31, 2022, related to amendments to the prior senior secured credit facilities. These costs are being amortized over the terms of the related debt instruments and amortization expense is included within interest expense in the consolidated statements of operations and comprehensive (loss) income.

The Company recognized a $25.7 million loss on extinguishment of debt during the fiscal year ended December 28, 2024 related to the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of the April 2024 and October 2024 amendments to the Credit Agreement. The Company recognized a $4.4 million loss on extinguishment of debt during the fiscal year ended December 30, 2023 related to the unamortized deferred financing costs that were written off in connection with the term loans and senior secured notes that were extinguished. Additionally, the Company recognized a $0.2 million gain on extinguishment of debt during the fiscal year ended December 31, 2022 related to the extinguishment of a portion of the second lien term loans. Gains and losses from extinguishment of debt are recognized in interest expense in the consolidated statements of operations and comprehensive (loss) income.

The following table presents the amount of amortization expense of debt issuance costs (in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Amortization expense of debt issuance costs	$6,830	$8,482	$4,918

Principal payments on the First Lien Term Loan Facility are payable in arrears on the last business day of each calendar year quarter, with the final payment of the remaining principal balance due in June 2030 when the First Lien Term Loan Facility matures. Interest payments on the Senior Secured Credit Facilities are payable in arrears on the last business day of each calendar year quarter. The table below represents future principal payments on long-term debt (in thousands):

2025	$9,668
2026	9,668
2027	9,668
2028	9,668
2029	7,251
Thereafter	920,874
$966,797

Other Credit Facilities—In February 2024, the Company entered into a credit facilities agreement (the "LOC Agreement") which allows for $20.0 million in letters of credit to be issued. The Company pays certain fees under the LOC Agreement, including fees on the outstanding balance of letters of credit at a rate of 5.95% per annum and fees on the unused portion of letters of credit at a rate of 0.25% per annum. Fees on the letters of credit are payable in arrears on the last business day of each March, June, September, and December. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, the Company issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility. The Company had $20.0 million outstanding letters of credit under the LOC Agreement as of December 28, 2024.

14.
OTHER LONG-TERM LIABILITIES

Other long-term liabilities included the following (in thousands):

	December 28, 2024	December 30, 2023
Deferred compensation plan	$38,180	$29,014
Self-insurance obligations	36,882	35,397
Deferred employee retention credits	12,317	43,687
Long-term incentive plan	10,245	4,005
Financing lease liabilities	3,793	5,147
Uncertain tax positions	659	1,370
Promissory notes	361	764
Cash-settled stock options and restricted stock units	—	721
Other	550	367
Total other long-term liabilities	$102,987	$120,472

15.
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

Cash Flow Hedges—For interest rate derivative contracts that are designated and qualify as cash flow hedges, unrealized gains or losses resulting from changes in fair value of the derivative contracts are reported as a component of other comprehensive income or loss, inclusive of the related income tax effects, within the consolidated statements of operation and comprehensive (loss) income. Gains and losses are reclassified into interest expense when realized, with the related income tax effects reclassified into income tax expense, during the same period in which interest expense is recognized on the hedged item, the First Lien Term Loan Facility. The Company classifies the cash flows at settlement from these designated cash flow hedges in the same category as the cash flows from the related hedged items within the cash provided by operations component of the consolidated statements of cash flows.

In October 2022, the Company entered into an interest rate cap contract on approximately half of the variable rate debt under the senior secured credit facilities. The cap commenced on December 31, 2022 and provided protection in the form of variable payments from a counterparty in the event that the three-month SOFR increased above 4.85%. The notional amount of the derivative decreased quarterly as principal payments were made on the First Lien Term Loan Facility. The notional amount was $661.2 million as of December 30, 2023 and $659.8 million immediately prior to its expiration on June 28, 2024. The Company paid initial costs of $5.0 million for the interest rate cap. The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and amortized the initial value of the premium over the life of the contract. The premium amortization was recognized in interest expense in the consolidated statements of operations and comprehensive (loss) income. The derivative was considered highly effective through its expiration on June 28, 2024.

In January 2024, the Company entered into a pay-fixed-receive-float interest rate swap contract with a total notional amount of $400.0 million and a fixed interest rate of 3.85% per annum. Additionally, in February 2024, the Company entered into two pay-fixed-receive-float interest rate swap contracts with a combined notional amount of $400.0 million and fixed interest rates of 3.89% per annum. The contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement. The Company receives variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum. The interest rate swap contracts commenced on June 28, 2024 and will mature on December 31, 2026. As of December 28, 2024, the derivatives are considered highly effective. The Company estimates that $2.0 million, before income taxes, of deferred gains recognized within accumulated other comprehensive income (loss) as of December 28, 2024 will be reclassified as a decrease in interest expense within the next 12 months. Actual amounts reclassified into net (loss) income during the next 12 months are dependent on changes in the three-month SOFR.

The following table presents the amounts affecting the consolidated statements of operations and comprehensive (loss) income (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
	Gain (Loss) Recognized in Other Comprehensive (Loss) Income	(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Total Effect on Other Comprehensive (Loss) Income
Fiscal Year Ended December 28, 2024
Interest rate derivative contracts (1)	$8,509	$(4,449)	$4,060
Income tax effect	(2,197)	1,149	(1,048)
Net of income taxes	$6,312	$(3,300)	$3,012

Fiscal Year Ended December 30, 2023
Interest rate derivative contracts (1)	$792	$1,493	$2,285
Income tax effect	(205)	(385)	(590)
Net of income taxes	$587	$1,108	$1,695

Fiscal Year Ended December 31, 2022
Interest rate derivative contracts (1)	$(2,718)	$—	$(2,718)
Income tax effect	710	—	710
Net of income taxes	$(2,008)	$—	$(2,008)
(1)
The amount excluded from the assessment of hedge effectiveness recognized in other comprehensive (loss) income was the $5.0 million premium on the interest rate cap during the fiscal year ended December 31, 2022. Amounts excluded from the assessment of hedge effectiveness reclassified into interest expense, which related to amortization of the premium, were $1.7 million and $3.3 million during the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

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

16.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss), net of tax, are comprised of unrealized gains and losses on cash flow hedging instruments, and were as follows (in thousands):

Balance as of January 1, 2022	$—
Other comprehensive losses before reclassifications	(2,008)
Balance as of December 31, 2022	(2,008)
Other comprehensive gains before reclassifications	587
Reclassifications to net (loss) income of previously deferred losses	1,108
Balance as of December 30, 2023	(313)
Other comprehensive gains before reclassifications	6,312
Reclassifications to net (loss) income of previously deferred gains	(3,300)
Balance as of December 28, 2024	$2,699

17.
SHAREHOLDERS' EQUITY, MEMBER'S EQUITY, AND EQUITY-BASED COMPENSATION

Shareholders' Equity and Member's Interests—In January 2022, KC Holdco, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to KinderCare Learning Companies, Inc., with 100 authorized shares of common stock, par value $0.01 per share. As a result of this conversion, the member’s interests of KC Holdco, LLC held by KC Parent were converted into 10 uncertificated shares of common stock of the Company.

Increase in Authorized Capital and Stock Split—In February 2022, the Certificate of Incorporation of the Company was amended and restated to authorize the issuance of three separate classes of stock as well as increase the authorized number of shares as follows: (i) 1.3 billion shares of Class A common stock entitled to one vote per share, $0.0001 par value per share; (ii) 200.0 million shares of Class B common stock entitled to one-fourth vote per share, $0.0001 par value per share; and (iii) 200.0 million shares of common stock, $0.01 par value per share. Each of the 10 uncertificated shares held by KC Parent were split into 79.1 million shares of Class A common stock, par value $0.0001 per share, resulting in 790.7 million issued and outstanding shares of Class A common stock.

Issuance of Common Stock—In August 2022, 0.2 million shares of Class A common stock were issued to KC Parent. Refer to Note 22, Related Party Transactions, for additional information related to this stock issuance.

Treasury Stock—In September 2022, the Company repurchased 34.0 million shares of Class A common stock for $72.7 million and subsequently retired the shares of treasury stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders' and member’s equity.

Common Stock Conversion and S-1 Effectiveness—On September 20, 2024, the Company’s Board and KC Parent, the owner of the Company’s outstanding shares of common stock, approved the Common Stock Conversion, effected immediately following the effectiveness of the Company’s registration statement on Form S-1. On October 8, 2024, the Company’s registration statement on Form S-1 related to its IPO was declared effective by the SEC, and as a result, 756.8 million shares of Class A common stock outstanding, with a par value of $0.0001 per share, were converted to 90.4 million shares of common stock, with a par value of $0.01 per share, at a ratio of 8.375-to-one.

All current and prior period shares outstanding, per share amounts, and equity-based compensation awards disclosures, as applicable, have been adjusted to retrospectively reflect the Common Stock Conversion in the consolidated financial statements and notes thereto.

Amended and Restated Certificate of Incorporation—On October 8, 2024, the Company's Certificate of Incorporation was amended and restated to authorize the Company to issue two classes of stock: common stock and preferred stock. The Company may issue up to 25.0 million shares of preferred stock with a par value of $0.01 per share and 750.0 million shares of common stock with a par value of $0.01 per share.

Initial Public Offering—On October 8, 2024, an underwriting agreement was executed in which the Company agreed to sell 24.0 million shares of common stock to the underwriters based on an initial public offering price of $24.00 per share. The Company received net proceeds of $544.3 million, or $22.68 per share after underwriting discounts, on October 10, 2024, when the shares were issued and the initial offering closed. Additionally, on October 10, 2024, the underwriters exercised in full their option to purchase up to 3.6 million additional shares of common stock based on the initial offering price of $24.00 per share. The net proceeds of $81.7 million, after underwriting discounts, were received by the Company on October 15, 2024, when the sale was completed. The total net proceeds from the initial offering and underwriters option, less $9.9 million in offering costs incurred in connection with the IPO, was recorded to common stock and additional paid in capital on the consolidated balance sheets following the IPO.

Employee Stock Purchase Plan—On October 9, 2024, the Board adopted and approved the Company's 2024 Employee Stock Purchase Plan (the "ESPP") which permits eligible employees of the Company to purchase shares of common stock at periodic intervals. The aggregate number of shares of common stock that will initially be reserved for issuance under the ESPP shall be equal to the sum of (i) 2.3 million shares and (ii) an annual increase beginning on January 1, 2026 and ending January 1, 2034 by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as determined by the board of directors; provided that in no event will more than 5.6 million shares of the Company’s common stock be available for issuance under the ESPP. There were no awards granted under the ESPP during the fiscal year ended December 28, 2024.

KC Parent Profit Interest Units—In August 2015, the Board of Managers of KC Parent approved the PIUs Plan which provides KC Parent authorization to award PIUs to certain employees, officers, managers, directors, and other providers of services to KC Parent and its subsidiaries (collectively, “PIU Recipients”) pursuant to the terms and conditions of the PIUs Plan. The PIUs consist of Class A-1 Units, Class B-1 Units, Class B-2 Units, and Class B-3 Units and entitle PIU Recipients to share in increases in the value of KC Parent from and after the date of issuance.

Pursuant to the PIUs Plan and prior to the IPO, KC Parent authorized 7.5 million Class A-1 Units, 31.6 million Class B-1 Units, 31.6 million Class B-2 Units, and 23.7 million Class B-3 Units for issuance to PIU Recipients. Any units that are forfeited, canceled, or reacquired by KC Parent prior to vesting are added back to the units available for issuance under the PIUs Plan.

Class A-1 Units are fully vested upon issuance. Class B-1 Units vest over a four-year period at 25% per annum, subject to the continued service of the PIU Recipients with the Company, except in the event of an eligible retirement in which units remain outstanding and eligible to vest without regard for remaining service requirements. Upon the consummation of a sale of the Company, the vesting of all then nonvested Class B-1 Units accelerates in full. Class B-2 and Class B-3 Units vest on the date when certain performance-based vesting conditions are met, subject to the continued service of the PIU Recipients with the Company, except in the event of an eligible retirement. The performance conditions require raising distribution proceeds from the Company or from a third-party or transfer to securities in an aggregate amount equal to two times for Class B-2 Units or three times for Class B-3 Units of the Class A contribution amount and all other capital invested by KC Parent's limited partners. This condition is viewed as a substantive liquidity event performance-based vesting condition. For performance conditions, equity-based compensation expense is only recognized if the performance conditions become probable to be satisfied. In March 2024, the terms of the PIUs Plan were amended to provide for a one-time March 2024 non-forfeitable distribution, resulting in a modification to the PIUs Plan. In October 2024, in order to dissolve and liquidate KC Parent in connection with the IPO, KC Parent distributed its shares of the Company's common stock to its limited partners, including PIU Recipients, thereby modifying and terminating the PIUs Plan. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on how these modifications were accounted for under ASC 718 and refer to Note 22, Related Party Transactions, for additional detail on the dissolution and liquidation of KC Parent.

A summary of the PIU activity under the PIUs Plan is presented in the table below (units in millions):

	Class A-1 Units	Class B-1 Units	Class B-2 Units	Class B-3 Units
Nonvested as of January 1, 2022	—	4.7	31.3	23.5
Granted		—	—	—
Vested		(2.4)	—	—
Forfeited		(0.2)	(0.5)	(0.3)
Nonvested as of December 31, 2022	—	2.1	30.8	23.2
Granted		—	—	—
Vested		(1.6)	—	—
Forfeited		—	—	—
Nonvested as of December 30, 2023	—	0.5	30.8	23.2
Granted		—	—	—
Vested		(0.1)	—	—
Modified to accelerate vesting (1)		(0.4)	(30.7)	(23.0)
Forfeited		—	(0.1)	(0.2)
Nonvested as of October 8, 2024	—	—	—	—
Vested as of October 8, 2024	7.5	30.7	30.7	23.0
Distribution to PIU Recipients (1)	(7.5)	(30.7)	(30.7)	(23.0)
Vested as of December 28, 2024	—	—	—	—
(1)
As a result of the October 2024 modification to the PIUs Plan, the vesting of unvested PIUs was accelerated on October 8, 2024 and in connection with the dissolution and liquidation of KC Parent, the PIUs Plan was terminated through a liquidating distribution to the PIU Recipients. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on how this modification was accounted for under ASC 718.

Weighted average grant date fair value per unit is as follows:

	Class A-1 Units	Class B-1 Units	Class B-2 Units	Class B-3 Units
Nonvested as of January 1, 2022	$—	$0.45	$0.35	$0.29
Granted		—	—	—
Vested		0.45	—	—
Forfeited		0.41	0.42	0.37
Nonvested as of December 31, 2022	—	0.45	0.35	0.29
Granted		—	—	—
Vested		0.46	—	—
Forfeited		—	—	—
Nonvested as of December 30, 2023	—	0.43	0.35	0.29
Granted		—	—	—
Vested		0.23	—	—
Modified to accelerate vesting (1)		0.45	2.12	2.08
Forfeited		—	0.43	0.40
Nonvested as of October 8, 2024	$—	$—	$—	$—
Vested as of October 8, 2024	$0.72	$0.38	$2.12	$2.08
Distribution to PIU Recipients (1)	0.72	0.38	2.12	2.08
Vested as of December 28, 2024	$—	$—	$—	$—
(1)
The weighted average grant date fair values for the Class B-2 and B-3 Units reflects the fair values of the vested B-2 and B-3 Units as a result of the October 2024 modification to the PIUs Plan. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on how this modification was accounted for under ASC 718.

The total fair value of the Class B-1 Units that vested during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 was $0.2 million, $0.8 million, and $0.9 million, respectively, which was measured using the Monte Carlo option pricing model. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on the total fair value of Class B Units that vested as a result of the October 2024 modification.

2022 Incentive Award Plan—In February 2022, the Company's Board of Directors (the "Board") approved the 2022 Plan which provides the Company authorization to grant stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), dividend equivalents, or other stock or cash-based awards to certain service providers which are defined as employees, consultants, or directors (collectively, “Participants") pursuant to the terms and conditions of the 2022 Plan. Stock options granted under the 2022 Plan may be either incentive stock options or nonqualified stock options. In connection with the Company's IPO, the Company’s Board approved an amendment to the 2022 Plan which became effective on October 8, 2024, after the effectiveness of the Company’s registration statement on Form S-1. In response to the Common Stock Conversion, the amendment provides that the aggregate number of shares available for issuance pursuant to the awards shall be equal to the sum of (i) 15.7 million shares and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2026 and ending January 1, 2034 equal to the lesser of (A) 4% of the number of shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as determined by the Board.

Stock Options—The Company's stock options have time-based vesting schedules for which the awards generally vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years. The awards granted in May 2022 and October 2024 vest ratably over three years. Stock options have fixed 10-year terms and will expire and become unexercisable after the earliest of: (i) the tenth anniversary of the grant date, (ii) the ninetieth day following the Participant's termination of service for any reason other than due to death, disability, qualifying retirement, or for cause, (iii) immediately upon the termination of service of the Participant for cause, or (iv) the expiration of twelve months from the Participant's termination of service due to death or disability. In the event of qualifying retirement, the stock options will remain outstanding and eligible to vest in accordance with the terms of the 2022 Plan.

In February 2023, the 2022 Plan was amended to provide for cash settlement of all stock options granted under the plan. As a result, stock options were remeasured at fair value and reclassified as liabilities at the modification date and were subject to remeasurement at fair value each reporting period following the modification date. Equity-based compensation expense was recognized to reflect changes in the fair value of the liabilities to the extent that the fair value did not decrease below the grant date fair value of the awards. In October 2024 in connection with the IPO, the 2022 Plan was further amended to provide for share settlement of all stock options granted under the plan and exercised subsequent to the modification. Stock options were remeasured at fair value and reclassified as equity at the modification date and are not remeasured at fair value each reporting period following the modification date. Equity-based compensation expense is recognized based on the modification date fair value through the remainder of the vesting periods, provided that fair value is not less than the initial grant date fair value of the originally equity-classified awards. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on how these modifications were accounted for under ASC 718.

A summary of the stock option activity and related information under the 2022 Plan is presented in the table below:

	Number of Stock Options (in millions) (1)	Weighted Average Exercise Price (1)	Weighted Average Grant Date Fair Value (1)	Weighted Average Remaining Contractual Term (years) (1)	Aggregate Intrinsic Value (in millions) (1)
Outstanding as of January 1, 2022	—	$—	$—
Granted	1.7	21.11	9.68
Exercised	—	—	—
Forfeited	0.0	20.88	9.47
Expired	—	—	—
Outstanding as of December 31, 2022	1.7	21.11	9.68
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 30, 2023	1.7	21.11	9.68
Granted	0.1	24.00	12.50
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 28, 2024	1.8	$21.33	$9.89	7.45	$—
Exercisable as of December 28, 2024	1.1	$21.10	$9.67	7.26	$—
(1)
The equity-based compensation awards disclosures have been retrospectively adjusted to reflect the Common Stock Conversion.

As of December 28, 2024 and December 30, 2023, the fair value of stock options that vested during the fiscal years ended December 28, 2024 and December 30, 2023 was $4.7 million and $6.1 million, respectively. There were no stock options vested during the fiscal year ended December 31, 2022.

As of December 28, 2024, all stock options were classified as equity. As of December 30, 2023, all stock options were classified as liabilities with $8.1 million and $0.3 million recorded within other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets.

Restricted Stock Units—The Company's RSUs awarded to management have time-based vesting schedules for which the awards generally vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years. The awards granted in May 2022 as well as a portion of the awards granted in October 2024 vest ratably over three years. RSUs awarded to independent board members as well as the awards granted to highly-tenured teachers in October 2024 have a time-based, one-year vesting schedule.

The RSUs are subject to certain requirements including the Participant's continued service through the vesting date, as applicable. In the event of a Participant's termination of service, the Participant immediately forfeits any and all RSUs granted that have not vested or do not vest on the date termination of service occurs and rights in any such nonvested RSUs shall lapse and expire. Upon the occurrence of termination of service due to death or disability, the RSUs shall become vested in full. In the event of qualifying retirement, the RSUs will remain outstanding and eligible to vest in accordance with the terms of the 2022 Plan.

In February 2023, the 2022 Plan was amended to provide for cash settlement of all RSUs granted under the plan, whereas prior to the amendment, half of the value of the RSUs were to be settled in cash and the other half were to be settled in shares. As a result, previously equity-classified RSUs were remeasured at fair value and reclassified as liabilities at the modification date and were subject to remeasurement at fair value each reporting period following the modification date. Equity-based compensation expense was recognized to reflect changes in the fair value of the liabilities to the extent that the fair value did not decrease below the grant date fair value of the awards. In October 2024, in connection with the IPO, the 2022 Plan was further amended to provide for share settlement of all RSUs granted under the plan and vested subsequent to the modification. RSUs were remeasured at fair value and reclassified as equity at the modification date and are not remeasured at fair value each reporting period following the modification date. Equity-based compensation expense is recognized based on the modification date fair value through the remainder of the vesting periods, provided that fair value is not less than the initial grant date fair value of the originally equity-classified awards. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on how these modifications were accounted for under ASC 718. The fair value of RSUs is determined based on the fair value of the Company's common stock.

A summary of the RSU activity and related information under the 2022 Plan is presented in the table below (RSUs in millions):

	Share-Settled		Cash-Settled
	Number of RSUs - Equity- Classified (1)	Weighted Average Grant Date Fair Value (1)	Number of RSUs - Liability- Classified (1)	Weighted Average Grant Date Fair Value (1)
Nonvested as of January 1, 2022	—	$—	—	$—
Granted	0.4	21.05	0.4	21.05
Vested	—	—	—	—
Forfeited	0.0	20.76	0.0	20.76
Nonvested as of December 31, 2022	0.4	21.06	0.4	21.06
Reclassified	(0.4)	21.06	0.4	21.06
Granted	—	—	—	—
Vested	—	—	(0.3)	20.98
Forfeited	—	—	0.0	20.68
Nonvested as of December 30, 2023	—	—	0.5	21.13
Reclassified	0.3	24.00	(0.3)	21.05
Granted	0.4	24.00	—	—
Vested	0.0	24.00	(0.2)	21.24
Forfeited	0.0	24.00	0.0	20.90
Nonvested as of December 28, 2024	0.7	$24.00	—	$—
(1)
The equity-based compensation awards disclosures have been retrospectively adjusted to reflect the Common Stock Conversion.

During the fiscal year ended December 28, 2024, the total fair value of RSUs vested and share-settled subsequent to the October 2024 modification was $0.7 million and the total fair value of RSUs vested and paid to Participants prior to the October 2024 modification was $4.7 million. During the fiscal year ended December 30, 2023, the total fair value of vested RSUs paid to Participants was $8.7 million and no RSUs were share-settled. During the fiscal year ended December 31,2022, there were no RSUs vested.

As of December 28, 2024, all RSUs were classified as equity. As of December 30, 2023, all RSUs were classified as liabilities with $2.2 million and $0.4 million recorded within other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets.

Valuation Assumptions—The Company estimated the grant date fair value of PIUs using a Monte Carlo Simulation model and estimates the grant date fair value of stock options using a Black-Scholes model. The Monte Carlo Simulation model and Black-Scholes model require the use of highly complex and subjective assumptions. Changes in the assumptions can materially affect the fair value and ultimately how much equity-based compensation expense is recognized.

The assumptions that impacted the Monte Carlo Simulation model related to the March 2024 modification to the PIUs Plan are as follows:

Equity value (in millions)	$2,041.0
Risk free interest rate	5.14%
Expected dividend yield	0.00%
Expected term	0.75 years
Expected volatility	30%

In connection with the October 2024 liquidation of KC Parent and modification to the PIUs Plan, the valuation of the PIUs was determined by the fair value of the Company’s common stock as of the date of the IPO. Refer to this note under the subsection titled "Equity-based Compensation Expense" for additional detail on how both the March and October 2024 modifications were accounted for under ASC 718 and refer to Note 22, Related Party Transactions, for additional detail on the dissolution and liquidation of KC Parent.

The assumptions that impacted the Black-Scholes model for stock options are as follows:

	Fiscal Years Ended
	December 28, 2024 (2)	December 30, 2023	December 31, 2022
Stock price (1)	$21.78 - $25.04	$21.78 - $29.15	$20.60 - $21.69
Risk-free interest rate	3.55% - 4.40%	3.56% - 4.60%	1.36% - 2.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term	3.50 - 6.00 years	4.26 - 5.13 years	5.86 - 6.11 years
Expected volatility	35% - 50%	40% - 45%	45%
(1)
The equity-based compensation awards disclosures have been retrospectively adjusted to reflect the Common Stock Conversion.
(2)
The post-modification fair values of the stock options granted during the fiscal year ended December 31, 2022 and modified in October 2024 were the original grant date fair values from February 2022 and May 2022 as the fair values of the newly equity-classified awards at modification date were less than the original grant date fair values of the awards. Refer to the fair value assumptions during the fiscal year ended December 31, 2022 for additional information.

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

Expected term

For PIUs, the Company calculated the expected term based on the expected time to a liquidity event. For stock options, the Company determines the expected term using the simplified method, which is based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period. The simplified method is used as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting service termination behavior.

Expected volatility

Prior to the Company’s IPO, there was no specific historical or implied volatility information available. Accordingly, the Company estimated the expected volatility on the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the respective expected term of the PIUs and stock options. Subsequent to the Company's IPO, the Company will continue to use the volatility data of a group of similar companies that are publicly traded until there is sufficient historical information available.

Equity-based Compensation Expense—Total equity-based compensation expense for all equity-based compensation awards was $143.9 million, $12.6 million, and $9.9 million during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, and was recognized in selling, general, and administrative expense in the consolidated statements of operations and comprehensive (loss) income. Equity-based compensation expense recognized during the fiscal year ended December 28, 2024 includes $14.3 million in expense related to the March 2024 modification to the PIUs Plan and $113.1 million in expense related to the October 2024 modification to the PIUs Plan. Refer to the below paragraphs for additional information. The income tax benefit related to equity-based compensation expense was $4.2 million, $3.1 million, and $2.1 million during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively. As of December 28, 2024, the total unrecognized equity-based compensation expense for stock options and RSUs, net of estimated forfeitures, was $10.8 million, which will be recognized over the remaining weighted average period of 1.5 years.

In February 2022, the terms of the PIUs Plan were modified to include a retirement eligibility provision that allows units to remain outstanding and eligible to vest without regard for remaining service requirements. This modification impacted previously granted Class B-1 Units issued to four PIU Recipients. Under ASC 718, a modification in the terms or conditions of an award, unless the change is non-substantive, represents an exchange of the original award for a new award. For modifications that do not result in reclassification of the awards, the modified award is revalued and incremental compensation cost is recognized for the excess, if any, between fair value of the award upon modification and fair value of the award immediately prior to modification. The Company determined there was no incremental compensation expense due to a change in the fair value of the awards.

In February 2023, the 2022 Plan was amended to provide for cash settlement of all stock options and RSUs granted under the plan. This modification impacted 100 Participants with stock options and RSUs. In the case of modifications that results in reclassification of the awards from equity to liabilities, the liability is remeasured at fair value every reporting period, with changes recognized as equity-based compensation expense to the extent that the fair value of the awards does not decrease below grant date fair value. Any change in the liability below the grant date fair value of the awards is recorded within additional paid-in capital. On the modification date, all stock options and RSUs granted under the 2022 Plan were remeasured at fair value and were reclassified from additional paid-in capital to other current and other long-term liabilities on the consolidated balance sheets. The awards were measured at fair value on the modification date immediately before and after modification and the Company determined there was no incremental compensation expense due to a change in the fair value of the awards.

In March 2024, the terms of the PIUs Plan were amended to provide for a March 2024 non-forfeitable distribution to 30 Class B PIU Recipients with PIUs outstanding at the time of modification, which will offset any future payments received by the PIU Recipients. Refer to Note 22, Related Party Transactions, for further information regarding the March 2024 distribution. This resulted in a Type I Modification (probable-to-probable) of the Class B-1 Units as the majority of the Class B-1 Units are vested with the remainder probable to vest both immediately before and after modification. The impact to nonvested B-1 Units was not material. The Class B-1 Units were measured at fair value on the modification date immediately before and after the modification. The cash distribution exceeded the reduction in fair value when comparing the value immediately before and after the modification by $4.7 million. As the distribution is non-forfeitable and does not require any additional services to be provided by the PIU Recipients, the Company recognized the $4.7 million as equity-based compensation expense within selling, general, and administrative expense in the consolidated statements of operations and comprehensive (loss) income during the fiscal year ended December

28, 2024. The March 2024 modification also resulted in a Type IV Modification (improbable-to-improbable) of the Class B-2 and Class B-3 Units as the distribution to Class B-2 and Class B-3 PIU Recipients did not meet the liquidity event performance-based vesting conditions and therefore the units were not probable to vest both immediately before and after modification. No performance-based vesting compensation expense has been or will be recognized related to the Class B-2 and Class B-3 Units until the performance-based vesting conditions are met, at which time, in accordance with the guidance for Type IV modifications under ASC 718, expense will be recognized based on the post-modification fair value. However, the distribution to Class B-2 and Class B-3 PIU Recipients is non-forfeitable even if a liquidity event does not occur and thus the distribution represents compensation in excess of the rights and privileges provided to Class B-2 and Class B-3 PIU Recipients under the PIUs Plan. During the fiscal year ended December 28, 2024, the Company recognized $5.0 million and $4.6 million equity-based compensation expense for the distribution to Class B-2 and Class B-3 PIU Recipients, respectively, within selling, general, and administrative expense in the consolidated statements of operations and comprehensive (loss) income.

In October 2024, the 2022 Plan was amended to provide for share settlement of all unexercised stock options and unvested RSUs when stock options are exercised and RSUs vest according to their original vesting schedules. This modification impacted 81 Participants with stock options and RSUs. On the modification date, all stock options and RSUs outstanding were remeasured at fair value resulting in a reclassification from other current and other long-term liabilities to additional paid-in capital on the consolidated balance sheets. The Company will not remeasure the awards at fair value each reporting period during the remaining vesting period in accordance with equity-classification under ASC 718. The awards were measured at fair value immediately before and after modification, and as there was no change in the fair value of the awards, the Company determined there was no incremental compensation expense as a result of the modification.

In October 2024, in connection with the dissolution and liquidation of KC Parent upon the Company's IPO, the terms of the PIUs Plan were modified through the accelerated vesting of PIUs and subsequent distribution of the Company's common stock, resulting in the termination of the PIUs Plan. This modification impacted 28 PIU Recipients with outstanding PIUs at the date of modification. Refer to Note 22, Related Party Transactions, for further information regarding the October 2024 dissolution and liquidation of KC Parent. The accelerated vesting of PIUs resulted in a Type I Modification (probable-to-probable) of the unvested Class B-1 Units as they were probable to vest both immediately before and after modification. The Class B-1 Units were measured at fair value on the modification date immediately before and after the modification, and though there is no incremental compensation expense as a result of the change in fair value of the awards, the PIU Recipients are not required to provide any additional services and the remaining unrecognized compensation expense of less than $0.1 million was recognized in the consolidated statements of operations and comprehensive (loss) income during the fiscal year ended December 28, 2024. The October 2024 modification also resulted in a Type III Modification (improbable-to-probable) of the Class B-2 and Class B-3 Units. The IPO did not meet the liquidity event performance-based vesting conditions and therefore the awards were improbable to vest prior to the modification, but as a result of the modification to remove the vesting conditions, the awards became probable to vest immediately after modification. In accordance with ASC 718 for Type III modifications, the original awards are considered forfeited and the total fair value of the modified Class B-2 and Class B-3 Units of $65.1 million and $47.9 million, respectively, was recognized in the consolidated statements of operations and comprehensive (loss) income during the fiscal year ended December 28, 2024.

18.
NET (LOSS) INCOME PER COMMON SHARE

The reconciliations of basic and diluted net (loss) income per common share for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022 are set forth in the table below (in thousands, except per share data):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net (loss) income available to common shareholders, basic and diluted	$(92,840)	$102,558	$219,169
Weighted average number of common shares outstanding, basic (1)	96,309	90,366	93,390
Effect of dilutive securities (1)	—	23	63
Weighted average number of common shares outstanding, diluted (1)	96,309	90,389	93,453
Net (loss) income per common share:
Basic (1)	$(0.96)	$1.13	$2.35
Diluted (1)	$(0.96)	$1.13	$2.35
(1)
The outstanding shares and per share amounts have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation, for further information.

Prior to the amendment to the Company's certificate of incorporation in October 2024 made in connection with the IPO and Common Stock Conversion, vested stock options under the 2022 Plan were contractually participating securities because stock option Participants have a non-forfeitable right to receive dividends when the Company exceeds a stated distributable amount. The stated distributable amount was not met during the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, and therefore, the stock options were not considered as participating in undistributed earnings in the computation of basic and diluted net (loss) income per common share for the periods. As a result of the amended certificate of incorporation in connection with the IPO, vested stock options are no longer contractually participating securities.

Subsequent to the October 2024 modification to the 2022 Plan, which changed all stock options and RSUs to be share-settled and equity-classified, all shares of common stock from stock options and RSUs were excluded from the calculation of diluted net (loss) income per common share during the fiscal year ended December 28, 2024 as their effect was anti-dilutive due to a net loss available to common shareholders. Prior to the October 2024 modification to the 2022 Plan and subsequent to the February 2023 modification to the 2022 Plan, stock options and RSUs were cash-settled and liability-classified, and therefore, no shares were available to be excluded from the calculation of diluted net (loss) income per common share during those portions of the fiscal years ended December 28, 2024 and December 30, 2023. During the portion of the fiscal year ended December 30, 2023 prior to the modification to the 2022 Plan, when stock options and 50% of RSUs were share-settled and equity-classified, 1.6 million shares of common stock from outstanding stock options were excluded from the calculation of diluted net (loss) income per common share as the effect was antidilutive. There were 1.6 million shares of common stock from outstanding stock options that were excluded from the calculation of diluted net (loss) income per common share during the fiscal year ended December 31, 2022 as the effect was antidilutive. Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation, for further information on the modifications to the 2022 Plan.

19.
EMPLOYEE BENEFIT PLANS

401(k) Plan—Certain employees are eligible to enroll in the KinderCare Education Savings and Investment Plan (the “401(k) Plan”) on the first of the month following 30 days from their date of hire and can contribute between 1% and 100% of pay up to the IRS maximum allowable. The Company will match 40 cents for each dollar contributed on the first 5% of compensation. Employer matching contributions vest evenly at 20% over a five-year period.

Non-Qualified Deferred Compensation Plan—The NQDC Plan allows employees to defer between 1% and 80% of base and annual bonus compensation. The Company will match 40 cents for each dollar contributed on the first 5% of compensation. All contributions are deferred into the NQDC Plan held by the Company. Employer matching contributions are fully vested immediately upon deferral into the NQDC Plan. Amounts recognized as compensation expense related changes in the fair value of the deferred compensation obligation to employees were a $3.4 million gain, $3.7 million gain, and $4.0 million loss during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, and are included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 14, Other Long-term Liabilities, for additional information.

The Company recognized employer matching contribution expense for the 401(k) Plan and the NQDC Plan of $5.3 million, $5.1 million, and $4.2 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, in cost of services (excluding depreciation and impairment) and $0.9 million, $0.8 million, and $0.8 million for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively, included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

20.
INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current:
Federal	$30,557	$31,513	$29,115
State	13,879	13,051	13,088
Total current expense	44,436	44,564	42,203
Deferred:
Federal	(20,040)	(10,040)	26,778
State	(9,788)	(7,157)	(397)
Total deferred (benefit) expense	(29,828)	(17,197)	26,381
Total income tax expense	$14,608	$27,367	$68,584

The Company has no foreign income or income tax requirements. The provision for income taxes solely relates to domestic income and expense. The reconciliation between the provision for income taxes at the federal statutory rate and the effective tax rate is as follows (in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Federal tax (benefit) expense at statutory rate	$(16,429)	$27,284	$60,429
Nondeductible compensation	35,477	124	437
Change to uncertain tax positions	6,348	108	(17,190)
Income tax (refunds recognized) due from employee retention credits claim	(5,369)	1,612	17,193
State and local income tax (benefit) expense	(3,770)	6,261	14,780
Federal tax credits	(2,478)	(2,912)	(1,757)
Other nondeductible expenses	1,322	1,200	963
Provision to return true-up	(493)	(5,595)	(1,447)
Revaluation of deferred tax balances	—	(1,052)	(1,914)
Change in valuation allowance	—	—	(2,923)
Other	—	337	13
Total income tax expense	$14,608	$27,367	$68,584

The Company recorded income tax expense at an effective tax rate of (18.7)%, 21.1%, and 23.8% for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

Deferred tax assets and liabilities consist of the following (in thousands):

	December 28, 2024	December 30, 2023
Deferred tax assets:
Lease obligations	$382,615	$375,407
Interest and financing costs	43,677	24,963
Compensation payments	25,725	20,637
Self-insurance obligations	17,493	14,348
Net operating loss	1,095	3,964
Accumulated other comprehensive income	—	112
Other	5,817	4,536
Total deferred tax assets	476,422	443,967
Deferred tax liabilities:
Right-of-use assets	(355,686)	(350,586)
Intangible assets	(113,611)	(113,608)
Property and equipment	(37,096)	(40,506)
Accumulated other comprehensive income	(936)	—
Total deferred tax liabilities	(507,329)	(504,700)
Deferred income taxes, net	$(30,907)	$(60,733)

The Company had $1.1 million and $13.8 million of federal net operating loss carryforwards as of December 28, 2024 and December 30, 2023, respectively. The Company had $12.2 million and $15.5 million of state and local net operating loss carryforwards as of December 28, 2024 and December 30, 2023, respectively. None of the federal net operating loss carryforwards have an expiration term. Certain state net operating loss carryforwards expire in years commencing in 2035 through 2043, while others have indefinite carryforward periods.

No valuation allowance was required as of December 28, 2024, December 30, 2023, and December 31, 2022. During the fiscal year ended December 31, 2022, the Company's entire valuation allowance of $2.9 million was released due to the Company's continued positive financial performance and no longer being in a historical cumulative loss position. There were no offsetting additions to the valuation allowance during the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022. The Company will continue to reassess the carrying amount of its deferred tax assets.

The eventual utilization of the Company’s net operating loss and tax credit carryforwards can be subject to a substantial annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. Should cumulative stock ownership changes among material shareholders exceed fifty percent during any rolling three-year period, the use of net operating losses, tax credits and certain other potential deductions may be limited, resulting in the potential expiration of these tax attributes before they can be utilized. Management currently believes that these rules will not limit utilization of the carryforwards before they expire.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2022	$850
Gross increases in tax positions for current year	21
Lapse of statute of limitations	(103)
Balance as of December 31, 2022	768
Gross increases in tax positions for prior years	216
Gross increases in tax positions for current year	135
Balance as of December 30, 2023	1,119
Gross increases in tax positions for prior years	31
Gross increases in tax positions for current year	206
Balance as of December 28, 2024	$1,356

During the fiscal year ended December 31, 2022, the Company filed a total refund claim of $65.3 million for additional ERCs relating to eligible wages and benefits paid during the fiscal years ended January 1, 2022 and January 2, 2021 and received a cash refund of $62.0 million, along with $2.3 million in interest income, during the fiscal year ended

December 30, 2023. During the fiscal year ended December 28, 2024, the Company recognized $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $0.5 million in interest income in the consolidated statements of operations and comprehensive (loss) income. No ERC was recognized during the fiscal years ended December 30, 2023 and December 31, 2022. Due to the ERC cash receipt during the fiscal year ended December 30, 2023, previously-filed corporate income tax returns were amended during the fiscal year ended December 28, 2024 to reflect the impact of the additional ERCs claimed as of December 30, 2023. Any adjusted net operating loss carryforwards from the amended 2020 and 2021 returns were incorporated into the 2022 returns. The resulting $2.9 million income tax liability, including interest, was paid during the fiscal year ended December 28, 2024, and as of December 30, 2023, is presented net within income taxes payable included in other current liabilities on the consolidated balance sheets. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. As of December 28, 2024 and December 30, 2023, deferred ERC liabilities of $31.4 million and $20.6 million were recorded in other current liabilities and $12.3 million and $43.7 million were recorded in other long-term liabilities, respectively, on the consolidated balance sheets. Additionally, as of December 28, 2024, the Company recorded $3.4 million in ERC receivables in prepaid expenses and other current assets on the consolidated balance sheets as there is reasonable assurance these reimbursements will be received. The Company also recorded a corresponding $17.1 million receivable related to uncertain tax positions in December 2022, and as of December 30, 2023, the receivable was $17.1 million within other assets on the consolidated balance sheets. As of December 28, 2024, the receivable related to uncertain tax positions was $7.9 million and $3.1 million within prepaid expenses and other current assets and other assets, respectively, on the consolidated balance sheets. Refer to Note 5, Prepaid Expenses and Other Current Assets, Note 9, Other Assets, Note 11, Other Current Liabilities, and Note 14, Other Long-term Liabilities, for additional details.

The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and state income tax expense in the consolidated statements of operations and comprehensive (loss) income. There were no material amounts related to interest and penalties for uncertain tax positions for the fiscal years ended December 28, 2024, December 30, 2023, and December 31, 2022. The Company believes it is reasonably possible that, within the next 12 months, $6.9 million of previously unrecognized net tax expense related to certain federal and state filing positions will be recognized primarily due to the expiration of federal and state statutes of limitations, which would increase our effective tax rate. There were no open tax examinations as of December 28, 2024. The Company is no longer subject to examination by tax authorities for years before 2012.

21.
COMMITMENTS AND CONTINGENCIES

Litigation—The Company is subject to claims and litigation arising in the ordinary course of business. The Company believes the accruals recorded in the consolidated financial statements are adequate in light of the probable and estimable liabilities. The Company believes that none of the claims or litigation of which it is aware will materially affect the consolidated financial statements, although assurance cannot be given with respect to the ultimate outcome of any such claims or actions.

22.
RELATED PARTY TRANSACTIONS

Management Services Agreement—In August 2015, the Company entered into a management services agreement with Partners Group (USA), Inc. (“Partners Group”), a related party of the Company’s former ultimate parent, pursuant to which Partners Group agreed to provide certain management and advisory services to the Company on an ongoing basis for an annual management fee of $4.9 million payable in equal quarterly installments. Management services expense is included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. In connection with the IPO, the management services agreement with Partners Group was terminated in October 2024 in accordance with its terms.

KC Parent—Pursuant to the KC Parent, LLC Agreement, executed in August 2015, KC Parent had authorization to issue member's interest units in KC Parent to certain employees and directors of the Company, which consists of Class A Units. In July 2020, pursuant to the Amended and Restated KC Parent, LLC Agreement, KC Parent authorized and issued 50.0 million Class C Preferred Units of KC Parent for a purchase price of $50.0 million to the members of KC Parent. Of the Class C Preferred Units issued, 1.0 million units were issued to certain employees and directors of the Company for a purchase price of $1.0 million.

In August 2022, 0.2 million member's interest units with an aggregate value of $0.4 million were issued to certain members of the Board. Additionally, in September 2022, in accordance with the Amended and Restated KC Parent, LLC Agreement, KC Parent redeemed 50.0 million Class C Preferred Units for 34.0 million Class A shares of common stock of the Company. The Company repurchased the 34.0 million shares of Class A common stock for $72.7 million and subsequently retired the shares of treasury stock. The 1.0 million Class C Preferred Units held by certain employees and directors of the Company were redeemed for 0.7 million shares of Class A common stock and were repurchased for $1.4 million.

In March 2024, the Company made a $320.0 million distribution to KC Parent, which was financed by proceeds from the incremental first lien term loan and cash on-hand and was recorded within additional paid-in capital on the consolidated balance sheets. No contributions were made by KC Parent during the fiscal years ended December 30, 2023 and December 31, 2022. Additionally, KC Parent converted to a Delaware limited partnership company and replaced the Amended and Restated KC Parent, LLC Agreement with the KC Parent, LP Agreement. The KC Parent, LP Agreement modified the PIUs Plan to allow for the March 2024 distribution. In March 2024, KC Parent paid a $276.9 million distribution to Class A Unit holders and a $42.6 million distribution to PIU Recipients with units outstanding as of the date of modification pursuant to the KC Parent, LP Agreement and PIUs Plan.

In October 2024, pursuant to the KC Parent, LP Agreement, the board of managers and the General Partner of KC Parent approved a plan of dissolution and liquidation of KC Parent whereby KC Parent may distribute shares of the Company’s common stock to the limited partners of KC Parent in lieu of liquidating its assets for cash in connection with an IPO. As of the date of the IPO, the sole assets of KC Parent consisted of 90.4 million shares of the Company’s common stock and the fair value of such shares was $24.00 per share. KC Parent's shares of the Company's common stock were allocated to each of the capital accounts of its limited partners, including PIUs held by PIU Recipients, based on their respective ownership. KC Parent then distributed the 90.4 million shares of the Company’s common stock to its limited partners (the “Liquidating Distribution”) resulting in the full liquidation of KC Parent. Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation, for additional information on the impact of the Liquidating Distribution on the PIUs Plan and related equity-based compensation expense.

As of December 28, 2024, KC parent was fully liquidated and had no member’s interest unit outstanding related to current and former employees and directors of the Company. As of December 30, 2023 and December 31, 2022, KC Parent had 14.0 million member's interest units outstanding related to current and former employees and directors of the Company, which represented $15.7 million in member interests.

Lease Agreements—The Company is the lessee in several lease agreements in which a former limited partner of KC Parent has ownership interest in the lessor entities. The leases are managed by related parties Pat & Sons Consolidated, LLC, Rainbow Rascals Management Company, LLC, EIG14T Fund III, LLC, EIG14T Fund II, LLC, or 814 Berkley LLC and range in terms from less than one to 15 years. Rent expense is included in cost of services (excluding depreciation and impairment) and selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Following the liquidation of KC Parent in October 2024, the former limited partner of KC Parent is not considered a related party and rent expense associated with these lessor entities no longer represents a related party transaction.

As of December 28, 2024, the Company had $0.1 million in related party payables due to Partners Group for management services provided prior to the agreement being terminated. As of December 30, 2023, there were no amounts due to unconsolidated related parties.

The table below details the Company’s expenses recognized from unconsolidated related parties (in thousands):

	Fiscal Years Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Partners Group management services	$3,768	$4,865	$4,865
Related parties rent	14,528	19,293	23,333

23.
SEGMENT INFORMATION

The Company uses the “management approach” in determining its operating segments. The management approach considers the internal organization and reporting used by the Company’s Chief Operating Decision Maker (“CODM”) for making strategic decisions, assessing performance, and allocating resources. The Company’s CODM has been identified as the Chief Executive Officer of the Company.

The Company determined it operates as one consolidated segment and therefore has one reportable segment. The consolidated Company segment derives revenue primarily from providing early childhood education and care services at centers and before- and after-school sites.

As a single reportable segment entity, the GAAP measure utilized by the CODM to assess performance and allocate resources is the Company's consolidated net (loss) income. For example, the CODM uses consolidated net (loss) income to monitor budget versus actual results, make decisions on capital investments, as well as to measure market competition and achievement of Company strategic objectives. Consolidated revenue, significant segment expenses, and net (loss) income are reported on the consolidated statements of operations and comprehensive (loss) income and the measure of segment assets is reported on the consolidated balance sheets as total assets. The accounting policies of the consolidated Company segment are also the same as those described in Note 1, Organization and Summary of Significant Accounting Policies.

24.
SUBSEQUENT EVENTS

In February 2025, the Company entered into an amendment to the Credit Agreement to increase the total commitments under the First Lien Revolving Credit Facility by a net amount of $22.5 million as well as reclassify and extend $5.0 million of the previously non-extended commitments, increasing the total borrowing capacity of the First Lien Revolving Credit Facility to $262.5 million. All other terms under the Credit Agreement remain unchanged.

In February 2025, the Company acquired one early childhood education and care center through a business acquisition for cash consideration of $4.0 million. The acquisition was accounted for as a business combination and is subject to certain closing adjustments.

In March 2025, the Company entered into two pay-fixed-receive-float interest rate swap contracts, each with a notional amount of $250.0 million. The contracts were executed in order to hedge interest rate risk on a portion of the variable rate debt under the Credit Agreement. The interest rate swap contracts will commence in December 2026 when the Company’s current interest rate swap contracts expire and will mature in December 2027.

25.
QUARTERLY FINANCIAL DATA (UNAUDITED)

The below quarterly financial data reflects the Company's Common Stock Conversion of Class A common shares to common shares at a ratio of 8.375-to-one, effective October 8, 2024, and the associated material retrospective adjustments to basic and diluted net income and loss per common share. Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation, for further information. The Company's results by quarter for the periods presented are as follows (in thousands, except per share data):

	Three Months Ended				Fiscal Year Ended
	March 30,	June 29,	September 28,	December 28,	December 28,
	2024	2024	2024	2024	2024
Revenue	$654,670	$689,933	$671,476	$646,956	$2,663,035
Income (loss) from operations	33,619	80,586	54,375	(89,262)	79,318
Net (loss) income available to common shareholders, basic and diluted	(1,751)	28,535	13,959	(133,583)	(92,840)
Net (loss) income per common share:
Basic	$(0.02)	$0.32	$0.15	$(1.17)	$(0.96)
Diluted	$(0.02)	$0.32	$0.15	$(1.17)	$(0.96)

	Three Months Ended				Fiscal Year Ended
	April 1,	July 1,	September 30,	December 30,	December 30,
	2023	2023	2023	2023	2023
Revenue	$612,619	$655,099	$624,468	$617,996	$2,510,182
Income from operations	70,646	97,257	58,724	48,659	275,286
Net income available to common shareholders, basic and diluted	28,524	43,171	16,036	14,827	102,558
Net income per common share:
Basic	$0.32	$0.48	$0.18	$0.16	$1.13
Diluted	$0.32	$0.48	$0.18	$0.16	$1.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 28, 2024 as a result of the material weakness in internal control over financial reporting described below.

Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We previously identified a material weakness that continues to exist as of December 28, 2024, which relates to the lack of effectively designed and maintained IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; and (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored.

This material weakness did not result in a misstatement to the consolidated financial statements, however, it could result in misstatements potentially impacting the annual or interim financial statements that would result in a material misstatement to the financial statements that would not be prevented or detected.

Remediation Plan for Material Weakness

We are in the process of designing and implementing controls and taking other actions to remediate the material weakness described above, including implementing an enterprise resource planning software system. The material weakness will not be considered remediated until we complete the design and implementation of controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

Exemption from Management's Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

During our fiscal quarter ended December 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
1.
Financial Statements

We have filed the financial statements and schedules of the registrant listed in the Index to Consolidated Financial Statements contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

2.
List of Financial Statement Schedules.

All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

(b)
The exhibits listed in the following “Exhibits Index” are filed or incorporated by reference as part of this Annual Report.

Exhibits Index

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

4.1*	Description of Capital Stock
10.1

Credit Agreement, dated as of June 12, 2023, by and among KinderCare Learning Companies Inc., KC Sub, LLC, KUEHG Corp., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (previously filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.2

Amendment No. 1 to Credit Agreement, dated as of March 26, 2024, by and among KinderCare Learning Companies Inc., KC Sub, LLC, KUEHG Corp., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (previously filed as Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.3

Amendment No. 2 to Credit Agreement, dated as of April 24, 2024, by and among KinderCare Learning Companies Inc., KC Sub, LLC, KUEHG Corp., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (previously filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.4

Facilities Agreement, dated as of February 1, 2024, by and among KUEHG Corp. and CLIF 2023-1 LLC (previously filed as Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.5

Employment Agreement by and between Knowledge Universe Education, LLC and John T. Wyatt, dated as of July 8, 2015 (previously filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.6

Employment Agreement by and between Knowledge Universe Education, LLC and Paul Thompson, dated as of July 8, 2015 (previously filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.7

Employment Letter by and between KinderCare Learning Companies, Inc. and Tom Wyatt, effective as of March 15, 2024 (previously filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.8

Employment Letter to Paul Thompson, effective as of June 1, 2024 (previously filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.9#

KinderCare Learning Companies, Inc. Change in Control Severance Plan (previously filed as Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.10#

KinderCare Learning Companies, Inc. Amended and Restated 2022 Incentive Award Plan (previously filed as Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-282557) filed on October 9, 2024 and incorporated herein by reference).

10.11#

KinderCare Learning Companies, Inc. 2024 Employee Stock Purchase Plan (previously filed as Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-282557) filed on October 9, 2024 and incorporated herein by reference).

10.12#

Form of Option Agreement under the KinderCare Learning Companies, Inc. Amended and Restated 2022 Incentive Award Plan (previously filed as Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.13#

Form of Restricted Stock Unit Agreement under the KinderCare Learning Companies, Inc. Amended and Restated 2022 Incentive Award Plan (previously filed as Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.14	Form of Indemnification Agreement (previously filed as Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).
10.15#

KinderCare Learning Companies, Inc. Policy for Providing Severance Payments to Executives (previously filed as Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.16

Master Lease Agreement between KCP RE LLC, as Landlord, and Knowledge Universe Education LLC, as Tenant, dated as of August 1, 2015, as amended on November 13, 2015, April 4, 2018, June 11, 2020, and June 3, 2022 (previously filed as Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024 and incorporated herein by reference).

10.17

Registration Rights Agreement, dated as of October 8, 2024, by and among the Company and each of the other persons from time to time party thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-42367) filed on October 15, 2024 and incorporated herein by reference).

10.18

Stockholders Agreement, dated as of October 8, 2024, by and among the Company and each of the other persons from time to time party thereto (previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-42367) filed on October 15, 2024 and incorporated herein by reference).

10.19

Revolving Credit Facility Amendment, dated as of October 10, 2024, by and among the Company and each of the other person from time to time party thereto (previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-42367) filed on October 15, 2024 and incorporated herein by reference).

10.20*	Amendment No. 5 to the Credit Agreement, dated February 11, 2024, by and among the Company, KUEHG Corp. and each of the other persons from time to time party thereto.
19.1*	Insider Trading Policy
21.1*	List of subsidiaries of KinderCare Learning Companies, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy for Recoupment of Incentive Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KinderCare Learning Companies, Inc.

Date: March 21, 2025	By:	/s/ Paul Thompson
	Name:	Paul Thompson
	Title:	Chief Executive Officer

Date: March 21, 2025	By:	/s/ Anthony Amandi
	Name:	Anthony Amandi
	Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Paul Thompson and Anthony Amandi, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Thompson	Chief Executive Officer (principal executive officer)	March 21, 2025
Paul Thompson

/s/ Anthony Amandi	Chief Financial Officer (principal financial and	March 21, 2025
Anthony (“Tony”) Amandi	accounting officer)

/s/ John T. Wyatt	Director	March 21, 2025
John T. Wyatt

/s/ Jean Desravines	Director	March 21, 2025
Jean Desravines

/s/ Christine Deputy	Director	March 21, 2025
Christine Deputy

/s/ Michael Nuzzo	Director	March 21, 2025
Michael Nuzzo

/s/ Benjamin Russell	Director	March 21, 2025
Benjamin Russell

/s/ Joel Schwartz	Director	March 21, 2025
Joel Schwartz

/s/ Alyssa Waxenberg	Director	March 21, 2025
Alyssa Waxenberg

/s/ Preston Grasty	Director	March 21, 2025
Preston Grasty