Form 10-Q
period 2025-03-29
KinderCare Learning Companies, Inc.
filed 2025-05-13
CIK 1873529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

As of May 9, 2025, the registrant had 118,006,326 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

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
•
our ability to maintain adequate insurance coverage; and
•
the other factors described in the section titled “Risk Factors” in Part 1 Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

KinderCare Learning Companies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	March 29, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$131,294	$62,336
Accounts receivable, net	95,878	104,333
Prepaid expenses and other current assets	57,505	48,104
Total current assets	284,677	214,773
Property and equipment, net of accumulated depreciation of 545,150 and 522,650	417,030	418,524
Goodwill	1,126,382	1,119,714
Intangible assets, net of accumulated amortization of 150,902 and 148,593	427,457	429,766
Operating lease right-of-use assets	1,381,493	1,373,064
Other assets	81,019	89,626
Total assets	$3,718,058	$3,645,467
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$183,552	$152,660
Related party payables	—	119
Current portion of long-term debt	9,668	7,251
Operating lease liabilities—current	149,967	144,919
Deferred revenue	30,627	26,376
Other current liabilities	96,611	81,433
Total current liabilities	470,425	412,758
Long-term debt, net	917,690	918,719
Operating lease liabilities—long-term	1,320,714	1,315,587
Deferred income taxes, net	27,034	30,907
Other long-term liabilities	97,312	102,987
Total liabilities	2,833,175	2,780,958
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, par value $0.01; 25,000,000 shares authorized; no shares issued and outstanding as of March 29, 2025 and December 28, 2024	—	—
Common stock, par value $0.01; 750,000,000 shares authorized; 118,006,326 shares issued and outstanding as of March 29, 2025 and 117,984,749 shares issued and outstanding as of December 28, 2024	1,180	1,180
Additional paid-in capital	833,993	830,369
Retained earnings	51,418	30,261
Accumulated other comprehensive (loss) income	(1,708)	2,699
Total shareholders' equity	884,883	864,509
Total liabilities and shareholders' equity	$3,718,058	$3,645,467

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenue	$668,244	$654,670
Costs and expenses:
Cost of services (excluding depreciation and impairment)	516,188	497,694
Depreciation and amortization	29,977	28,540
Selling, general, and administrative expenses	71,727	90,455
Impairment losses	1,510	4,362
Total costs and expenses	619,402	621,051
Income from operations	48,842	33,619
Interest expense	20,108	36,420
Interest income	(659)	(2,108)
Other expense (income), net	398	(3,284)
Income before income taxes	28,995	2,591
Income tax expense	7,838	4,342
Net income (loss)	$21,157	$(1,751)
Other comprehensive income, net of tax:
Change in net (losses) gains on cash flow hedges	(4,407)	4,750
Total comprehensive income	$16,750	$2,999
Net income (loss) per common share:
Basic	$0.18	$(0.02)
Diluted	$0.18	$(0.02)
Weighted average number of common shares outstanding:
Basic	118,239	90,366
Diluted	118,321	90,366

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

(In thousands)

	Three Months Ended March 30, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 30, 2023	90,366	$904	$383,188	$123,101	$(313)	$506,880
Distribution to parent			(320,000)			(320,000)
Stock-based compensation			14,155			14,155
Other comprehensive income, net of tax					4,750	4,750
Net loss				(1,751)		(1,751)
Balance as of March 30, 2024	90,366	$904	$77,343	$121,350	$4,437	$204,034

	Three Months Ended March 29, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 28, 2024	117,985	$1,180	$830,369	$30,261	$2,699	$864,509
Issuance of common stock upon settlement of restricted stock units	33	—	—			—
Common stock withheld for taxes in net settlement of restricted stock units	(12)	—	(224)			(224)
Stock-based compensation			3,848			3,848
Other comprehensive loss, net of tax					(4,407)	(4,407)
Net income				21,157		21,157
Balance as of March 29, 2025	118,006	$1,180	$833,993	$51,418	$(1,708)	$884,883

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating activities:
Net income (loss)	$21,157	$(1,751)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	29,977	28,540
Impairment losses	1,510	4,362
Change in deferred taxes	(2,339)	(511)
Amortization of debt issuance costs	1,569	408
Stock-based compensation	3,848	16,917
Realized and unrealized losses (gains) from investments held in deferred compensation asset trusts	671	(1,506)
Gain on disposal of property and equipment	(167)	(1,532)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,455	(46)
Prepaid expenses and other current assets	(10,320)	(3,413)
Other assets	5,819	2,196
Accounts payable and accrued liabilities	28,141	18,744
Leases	1,405	(1,095)
Deferred revenue	4,251	3,427
Other current liabilities	13,584	(4,090)
Other long-term liabilities	(8,998)	3,469
Related party payables	(119)	—
Cash provided by operating activities	98,444	64,119
Investing activities:
Purchases of property and equipment	(23,360)	(24,108)
Payments for acquisitions, net of cash acquired	(6,071)	(6,175)
Proceeds from the disposal of property and equipment	167	1,532
Investments in deferred compensation asset trusts	(2,179)	(4,125)
Proceeds from deferred compensation asset trust redemptions	3,055	1,489
Cash used in investing activities	(28,388)	(31,387)
Financing activities:
Payments of deferred offering costs	(275)	—
Distribution to parent	—	(320,000)
Proceeds from issuance of long-term debt	—	264,338
Principal payments of long-term debt	—	(3,977)
Payments of debt issuance costs	(181)	(201)
Repayments of promissory notes	(81)	(84)
Payments of financing lease obligations	(336)	(389)
Tax payments related to net settlement of restricted stock units	(224)	—
Cash used in financing activities	(1,097)	(60,313)
Net change in cash, cash equivalents, and restricted cash	68,959	(27,581)
Cash, cash equivalents, and restricted cash at beginning of period	62,430	156,412
Cash, cash equivalents, and restricted cash at end of period	$131,389	$128,831

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(In thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$131,294	$128,737
Restricted cash included within other assets	95	94
Total cash, cash equivalents, and restricted cash at end of period	$131,389	$128,831
Supplemental cash flow information:
Cash paid for interest	$18,998	$35,206
Cash paid for income taxes, net of refunds	193	284
Cash paid for amounts included in the measurement of operating lease liabilities	72,159	72,100
Non-cash operating activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$48,523	$82,629
Deferred cloud computing implementation costs included in accounts payable and accrued liabilities and other current liabilities	1,676	—
Non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued liabilities	$9,004	$5,099
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	82	—
Reductions to finance lease right-of-use assets resulting from reductions to finance lease liabilities	1,261	—
Contingent consideration payable for acquisitions	1,200	—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—KinderCare Learning Companies, Inc. (the “Company”) offers early childhood education and care programs to children ranging from six weeks through 12 years of age. Founded in 1969, the services provided include infant, toddler, preschool, kindergarten, and before- and after-school programs. The Company provides childhood education and care programs within the following categories:

Community-Based and Employer-Sponsored Early Childhood Education and Care—The Company provides early childhood education and care services, as well as back-up care, primarily marketed under the names KinderCare Learning Centers and Crème School (formerly Crème de la Crème). Additionally, the Company partners with employer sponsors under a variety of arrangements such as discounted rent, enrollment guarantees, or an arrangement whereby the center is managed by the Company in return for a management fee. As of March 29, 2025, the Company provided community-based and employer-sponsored early childhood education and care services through 1,582 centers with a licensed capacity of 211,767 children in 40 states and the District of Columbia.

Before- and After-School Educational Services—The Company provides before- and after-school educational services for preschool and school-age children under the name Champions. As of March 29, 2025, Champions offered educational services through 1,038 sites in 28 states and the District of Columbia. These sites primarily operate at elementary school facilities.

Initial Public Offering—On October 8, 2024, the Company’s registration statement on Form S-1, as amended (File No. 333-281971) (“Form S-1”) related to its initial public offering (“IPO”), was declared effective by the Securities and Exchange Commission (“SEC”). In connection with the IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of the Company’s registration statement on Form S-1 for its IPO (the “Common Stock Conversion”). As a result, 756.8 million shares of Class A common stock outstanding were converted to 90.4 million shares of common stock. All shares outstanding, per share amounts, and stock-based compensation awards disclosures, as applicable, for the three months ended March 30, 2024 have been adjusted to retrospectively reflect the Common Stock Conversion in the unaudited condensed consolidated interim financial statements and notes thereto.

Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K for further information on events and transactions that occurred in connection with the IPO.

Basis of Presentation—The unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations.

The unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 29, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2026 or for any other future annual or interim period.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 2025. Capitalized terms not defined herein shall have the meaning set forth in the audited consolidated financial statements and notes thereto.

There have been no changes to the significant accounting policies described in the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements—In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which requires a public business entity to disclose specific information about certain costs and expenses in the notes to the financial statements for interim and annual reporting periods. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning after December 31, 2024. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. The adoption of ASU 2023-09 will result in modifications to the Company’s income tax disclosures beginning with the fiscal year ended January 3, 2026, however, the Company does not expect a material impact to the consolidated financial statements.

2.
GOVERNMENT ASSISTANCE

The Company receives government assistance from various governmental entities to support the operations of its early childhood education and care centers and before- and after-school sites, which is comprised of both assistance relating to income (“Income Grants”) and capital projects. Income Grants consist primarily of funds received for reimbursement of food costs, teacher compensation, and classroom supplies, and in certain cases, as incremental revenue. Refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 2, Government Assistance, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K for further information regarding the Company's government assistance policy and disclosures related to all forms of government assistance received.

A portion of the Company's food costs are reimbursed through the federal Child and Adult Care Food Program. The program is operated by states to partially or fully offset the cost of food for children that meet certain criteria. The Company recognized food subsidies of $12.1 million and $12.0 million during the three months ended March 29, 2025 and March 30, 2024, respectively, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive income.

The Company receives grant funding for teacher compensation, classroom supplies, and other center operating costs by applying to various governmental grant programs and agencies. Grants of $14.5 million and $2.2 million, during the three months ended March 29, 2025 and March 30, 2024, respectively, were recognized as reimbursements offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive income.

The Company records grants receivable for grants that have met the Company's recognition criteria but have not yet been received as well as deferred grants for amounts received from government assistance that do not yet meet the Company’s recognition criteria. As of March 29, 2025 and December 28, 2024, the Company recorded $1.0 million and $1.8 million in grants receivable, respectively, within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. As of March 29, 2025 and December 28, 2024, the Company recorded $6.4 million and $7.4 million in deferred grants, respectively, within other current liabilities on the unaudited condensed consolidated balance sheets.

COVID-19 Related Stimulus

The federal government passed multiple stimulus packages since the onset of the coronavirus disease 2019 (“COVID-19”) pandemic to stabilize the child care industry, including without limitation, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), the Consolidated Appropriations Act, and the American Rescue Plan Act. “COVID-19 Related Stimulus”

refers to grants arising from governmental acts relating to the COVID-19 pandemic and are accounted for in accordance with the Company's government assistance policy.

COVID-19 Related Stimulus is recognized as revenue or as cost reimbursements based on stipulations within each specific grant. The Company recognized $0.7 million and $24.1 million during the three months ended March 29, 2025 and March 30, 2024, respectively, in funding for reimbursement of center operating expenses, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive income.

The Employee Retention Credit (“ERC”), established by the CARES Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, the Company applied for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. During the second quarter of the fiscal year ended December 28, 2024, the Company recognized $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $0.5 million in interest income in the unaudited condensed consolidated statements of operations and comprehensive income. No ERC was recognized during the three months ended March 29, 2025 and March 30, 2024. As of both March 29, 2025 and December 28, 2024, deferred ERC liabilities of $31.4 million were recorded in other current liabilities and $12.3 million were recorded in other long-term liabilities on the unaudited condensed consolidated balance sheets. Additionally, as of both March 29, 2025 and December 28, 2024, the Company recorded $3.4 million in ERC receivables in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as there is reasonable assurance these reimbursements will be received. Refer to Note 20, Income Taxes, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K for further information regarding uncertain tax positions for ERC not yet recognized.

3.
ACQUISITIONS

The Company's growth strategy includes expanding and diversifying service offerings through acquiring high quality early childhood education centers.

2025 Acquisitions—During the three months ended March 29, 2025, the Company acquired five early childhood education centers in five separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $6.1 million and contingent consideration of $1.2 million. The Company recorded goodwill of $6.7 million, which is deductible for tax purposes, and fixed assets of $0.6 million. The operating results for the acquired centers, which were not material to the Company’s overall financial results, are included in the unaudited condensed consolidated statements of operations and comprehensive income from the dates of acquisition.

The fair value of the contingent consideration is based on the probability and timing of the continuation of the lease of the related acquired center. The amounts are payable six to nine years from acquisition date and the range of undiscounted amounts payable under the asset purchase agreement is between zero and $1.2 million. As of March 29, 2025, there were no changes in the recognized amounts or range of outcomes of the contingent consideration from acquisition. Refer to Note 7, Fair Value Measurements, for additional information related to the Company's contingent consideration payable.

2024 Acquisitions—During the three months ended March 30, 2024, the Company acquired six early childhood education centers in three separate business acquisitions which were each accounted for as business combinations. The centers were acquired for cash consideration of $6.2 million. The Company recorded goodwill of $5.5 million, which is deductible for tax purposes, and fixed assets of $0.7 million. The operating results for the acquired centers, which were not material to the Company’s overall financial results, are included in the unaudited condensed consolidated statements of operations and comprehensive income from the dates of acquisition.

4.
REVENUE RECOGNITION

Contract Balances

The Company records deferred revenue when payments are received or due in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. Payment from parents for tuition is typically received in advance on a weekly or monthly basis, in which case the revenue is deferred and recognized as the performance obligation is satisfied. The Company has the unconditional right to consideration as it satisfies the performance obligations, therefore no contract assets are recognized. During the three months ended March 29, 2025, $26.0 million was recognized as revenue related to the deferred revenue balance recorded as of December 28, 2024. During the three months ended March 30, 2024, $25.2 million was recognized as revenue related to the deferred revenue balance recorded as of December 30, 2023.

The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are expensed as incurred in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

Disaggregation of Revenue

The following table disaggregates total revenue between education centers and school sites (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Early childhood education centers	$615,007	$605,283
Before- and after-school sites	53,237	49,387
Total revenue	$668,244	$654,670

A portion of revenue is generated from families whose tuition is subsidized by amounts received from government agencies. Subsidy revenue was $240.1 million and $215.8 million during the three months ended March 29, 2025 and March 30, 2024, respectively, recognized within revenue in the unaudited condensed consolidated statements of operations and comprehensive income.

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

5.
GOODWILL

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 28, 2024	$1,119,714
Additions from acquisitions	6,668
Balance as of March 29, 2025	$1,126,382

6.
LEASES

Right-of-use (“ROU”) assets and lease liabilities balances were as follows (in thousands):

	March 29, 2025	December 28, 2024
Assets:
Operating lease right-of-use assets	$1,381,493	$1,373,064
Finance lease right-of-use assets	3,298	4,547
Total lease right-of-use assets	$1,384,791	$1,377,611
Liabilities—current:
Operating lease liabilities	$149,967	$144,919
Finance lease liabilities	1,041	1,406
Total current lease liabilities	151,008	146,325
Liabilities—long-term:
Operating lease liabilities	1,320,714	1,315,587
Finance lease liabilities	2,643	3,793
Total long-term lease liabilities	1,323,357	1,319,380
Total lease liabilities	$1,474,365	$1,465,705

Finance lease ROU assets are included in other assets and finance lease liabilities are included in other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 7, Fair Value Measurements, for information regarding impairment of ROU assets.

Lease Expense

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Lease expense:
Operating lease expense	$73,090	$70,210
Finance lease expense:
Amortization of right-of-use assets	350	387
Interest on lease liabilities	94	137
Short-term lease expense	2,775	1,776
Variable lease expense	17,970	17,067
Total lease expense	$94,279	$89,577

Other Information

The weighted average remaining lease term and the weighted average discount rate as of March 29, 2025 and December 28, 2024 were as follows:

	March 29, 2025	December 28, 2024
Weighted average remaining lease term (in years) (Operating)	8	8
Weighted average remaining lease term (in years) (Finance)	4	4
Weighted average discount rate (Operating)	9.3%	9.4%
Weighted average discount rate (Finance)	9.1%	8.5%

Maturity of Lease Liabilities

The following table summarizes the maturity of lease liabilities as of March 29, 2025 (in thousands):

	Finance Leases	Operating Leases	Total Leases
Remainder of 2025	$1,038	$205,963	$207,001
2026	1,146	285,999	287,145
2027	1,051	270,528	271,579
2028	525	251,169	251,694
2029	249	221,831	222,080
Thereafter	334	910,143	910,477
Total lease payments	4,343	2,145,633	2,149,976
Less imputed interest	659	674,952	675,611
Present value of lease liabilities	3,684	1,470,681	1,474,365
Less current portion of lease liabilities	1,041	149,967	151,008
Long-term lease liabilities	$2,643	$1,320,714	$1,323,357

As of March 29, 2025, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $218.9 million. The leases are expected to commence between 2025 and 2027 and have initial lease terms of approximately 15 years.

The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are established based on the Company’s first lien term loan.

7.
FAIR VALUE MEASUREMENTS

Fair value guidance defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-level hierarchy established by the FASB that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).

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

Investments held for the Deferred Compensation Plan—The Company records the fair value of the investments and cash and cash equivalents held for the deferred compensation plan in other assets on the unaudited condensed consolidated balance sheets. The carrying value of cash and cash equivalents held in the fund approximates fair value, and the amounts were not material as of March 29, 2025 and December 28, 2024. The investments held in the plan consist of mutual funds and money market funds with fair values that can be corroborated by prices for identical assets and therefore are classified as Level 1 investments under the fair value hierarchy. The following tables summarize the composition of the underlying investments in the Company's deferred compensation plan trust assets, excluding cash and cash equivalents (in thousands):

	Fair Value Measurements Using
	Balance as of March 29, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,323	$6,323	$—	$—
Mutual Funds	30,002	30,002	—	—
	$36,325	$36,325	$—	$—

	Fair Value Measurements Using
	Balance as of December 28, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,499	$6,499	$—	$—
Mutual Funds	31,432	31,432	—	—
	$37,931	$37,931	$—	$—

Contingent Consideration Payable—The Company measures contingent consideration payable at fair value based on a series of unobservable inputs, including the timing and probability of the occurrence of future events, and requires judgment from management. As such, contingent consideration payable is classified as Level 3. Significant market assumptions include a discount rate and the probability of the occurrence of specific events. Refer to Note 3, Acquisitions, for additional information related to the Company's contingent consideration payable.

The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Balance at December 28, 2024	$—
Issuance of contingent consideration	1,200
Balance at March 29, 2025	$1,200

Derivative Financial Instruments—The Company's derivative financial instruments include interest rate derivative contracts. The fair value of derivative financial instruments is determined using observable market inputs such as quoted prices for similar instruments, forward pricing curves, and interest rates, and considers nonperformance risk of the Company and its counterparties, and as such, derivative financial instruments are classified as Level 2. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contracts. The Company elects to record its derivative financial instruments at net fair value on the unaudited condensed consolidated balance sheets. As of March 29, 2025 and December 28, 2024, $1.0 million and $2.0 million, respectively, related to the Company's interest rate derivative contracts were recorded in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. As of March 29, 2025, $3.4 million related to the Company's interest rate derivative contracts were recorded in other long-term liabilities and as of December 28, 2024, $1.7 million related to the Company's interest rate derivative contracts were recorded in other assets on the unaudited condensed consolidated balance sheets. Refer to Note 9, Risk Management and Derivatives, for additional information regarding the Company’s derivative financial instruments.

Long-Term Debt—The Company records long-term debt on the unaudited condensed consolidated balance sheets at adjusted cost, net of unamortized issuance costs. The estimated fair value of first lien term loans was $966.8 million as of March 29, 2025 and $978.9 million as of December 28, 2024 and is based on mid-point prices, or prices for similar instruments from active markets, on the balance sheet date. Judgment is required to develop these estimates, and as such, the first lien term loan and the first lien revolving credit facility are classified as Level 2. Refer to Note 8, Long-term Debt, for additional information regarding the Company's long-term debt.

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

The following table presents the amount of impairment expense of long-lived assets (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Impairment of property and equipment	$1,449	$2,314
Impairment of lease right-of-use assets	61	2,048
Total impairment losses	$1,510	$4,362

Refer to Note 6, Leases, for additional information regarding the Company's ROU assets.

8.
LONG-TERM DEBT

Long-term debt included the following (in thousands):

	March 29, 2025	December 28, 2024
First lien term loans	$966,797	$966,797
Debt issuance costs, net	(39,439)	(40,827)
Total debt	927,358	925,970
Current portion of long-term debt	(9,668)	(7,251)
Long-term debt, net	$917,690	$918,719

Senior Secured Credit Facilities—The Company's Credit Agreement includes $1,229.3 million senior secured credit facilities which consist of a $966.8 million first lien term loan (the “First Lien Term Loan Facility”) and a $262.5 million revolving credit facility (“First Lien Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”).

The First Lien Term Loan Facility bears interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.25% per annum. In addition, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.50% and 3.00% per annum, based on a pricing grid of the Company's First Lien Term Loan Facility net leverage ratio.

In February 2025, the Company entered into an amendment to the Credit Agreement to increase the total commitments under the First Lien Revolving Credit Facility by a net amount of $22.5 million as well as reclassify and extend $5.0 million of the previously non-extended commitments, increasing the total borrowing capacity of the First Lien Revolving Credit Facility to $262.5 million. All other terms under the Credit Agreement remain unchanged as a result of the amendment.

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

All obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions. The Company's financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio. The First Lien Term Loan Facility net leverage ratio is required to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding under the First Lien Revolving Credit Facility, excluding all letters of credit, exceeds 35% of total revolving commitments on such date. Nonfinancial loan covenants restrict the Company’s ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates. As of March 29, 2025, the Company was in compliance with the covenants of the Credit Agreement.

An annual calculation of excess cash flows determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments.

The Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $207.4 million after giving effect to the outstanding letters of credit under the Credit Agreement of $55.1 million as of March 29, 2025. Additionally, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $184.2 after giving effect to the outstanding letters of credit under the Credit Agreement of $55.8 million as of December 28, 2024.

The Company capitalized original issue discount and debt issuance costs of $0.2 million during the three months ended March 29, 2025, related to the February 2025 amendment to the Credit Agreement. The Company capitalized original issue discount and debt issuance costs of $0.2 million during the three months ended March 30, 2024, related to the March 2024 amendment to the Credit Agreement. These costs are being amortized over the terms of the related debt instruments and amortization expense is included within interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The Company did not incur any gain or loss on extinguishment of debt during the three months ended March 29, 2025 and March 30, 2024.

Principal payments on the First Lien Term Loan Facility are payable in arrears on the last business day of each calendar year quarter, with the final payment of the remaining principal balance due in June 2030 when the First Lien Term Loan Facility matures. Interest payments on the Senior Secured Credit Facilities are payable in arrears on the last business day of each calendar year quarter. The $252.5 million of extended commitments under the First Lien Revolving Credit Facility mature in October 2029, while the $10.0 million of non-extended commitments have a maturity date of June 2028. Future principal payments on long-term debt for the remaining fiscal year ending January 3, 2026 and for the fiscal years thereafter are as follows (in thousands):

Remainder of 2025	$9,668
2026	9,668
2027	9,668
2028	9,668
2029	7,251
Thereafter	920,874
$966,797

Other Credit Facilities—In February 2024, the Company entered into a credit facilities agreement (the “LOC Agreement”) which allows for $20.0 million in letters of credit to be issued. The Company pays certain fees under the LOC Agreement, including fees on the outstanding balance of letters of credit at a rate of 5.95% per annum and fees on the unused portion of letters of credit at a rate of 0.25% per annum. Fees on the letters of credit are payable in arrears on the last business day of each March, June, September, and December. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, the Company issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility. The Company had $20.0 million outstanding letters of credit under the LOC Agreement as of March 29, 2025 and December 28, 2024.

9.
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

Cash Flow Hedges—For interest rate derivative contracts that are designated and qualify as cash flow hedges, unrealized gains or losses resulting from changes in fair value of the derivative contracts are reported as a component of other comprehensive income or loss, inclusive of the related income tax effects, within the consolidated statements of operation and comprehensive income. Gains and losses are reclassified into interest expense when realized, with the related income tax effects reclassified into income tax expense, during the same period in which interest expense is recognized on the hedged item, the First Lien Term Loan Facility. The Company classifies the cash flows at settlement from these designated cash flow hedges in the same category as the cash flows from the related hedged items within the cash provided by operations component of the unaudited condensed consolidated statements of cash flows.

In October 2022, the Company entered into an interest rate cap contract on approximately half of the variable rate debt under the senior secured credit facilities. The cap commenced on December 31, 2022 and provided protection in the form of variable payments from a counterparty in the event that the three-month SOFR increased above 4.85%. The notional amount of the derivative decreased quarterly as principal payments were made on the First Lien Term Loan Facility. The notional amount was $659.8 million immediately prior to its expiration on June 28, 2024. The Company paid an initial premium of $5.0 million for the interest rate cap. The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and amortized the initial value of the premium over the life of the contract. The premium amortization was recognized in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income. The derivative was considered highly effective through its expiration on June 28, 2024.

In January 2024, the Company entered into a pay-fixed-receive-float interest rate swap contract with a notional amount of $400.0 million through its maturity and a fixed interest rate of 3.85% per annum. Additionally, in February 2024, the Company entered into two pay-fixed-receive-float interest rate swap contracts with a combined notional amount of $400.0 million through their maturity and fixed interest rates of 3.89% per annum. The contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement. The Company receives variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum. The interest rate swap contracts commenced on June 28, 2024 and will mature on December 31, 2026.

In March 2025, the Company entered into two forward starting pay-fixed-receive-float interest rate swap contracts, one with a fixed interest rate of 3.72% per annum and the other with a fixed interest rate of 3.74% per annum, with a combined notional amount of $500.0 million through their maturity. The contracts will commence when the Company's current interest rate swap contracts expire in December 2026 and will mature in December 2027. The contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement. The Company will receive variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum.

As of March 29, 2025, the Company's derivatives are considered highly effective. The Company estimates that $1.0 million, before income taxes, of deferred gains recognized within accumulated other comprehensive (loss) income as of March 29, 2025 will be reclassified as a decrease in interest expense within the next 12 months. Actual amounts reclassified into net (loss) income during the next 12 months are dependent on changes in the three-month SOFR.

The following table presents the amounts affecting the unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
	(Loss) Gain Recognized in Other Comprehensive Income	(Gain) Loss Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Total Effect on Other Comprehensive Income
Three Months Ended March 29, 2025
Interest rate derivative contracts	$(4,993)	$(948)	$(5,941)
Income tax effect	1,289	245	1,534
Net of income taxes	$(3,704)	$(703)	$(4,407)

Three Months Ended March 30, 2024
Interest rate derivative contracts (1)	$6,400	$3	$6,403
Income tax effect	(1,652)	(1)	(1,653)
Net of income taxes	$4,748	$2	$4,750
(1)
The amount excluded from the assessment of hedge effectiveness reclassified into interest expense, which related to amortization of the interest rate cap premium, was $0.8 million during the three months ended March 30, 2024.

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

10.
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income, net of tax, are comprised of unrealized gains and losses on cash flow hedging instruments, and were as follows (in thousands):

Balance as of December 30, 2023	$(313)
Other comprehensive gains before reclassifications	4,748
Reclassifications to net income (loss) of previously deferred losses	2
Balance as of March 30, 2024	$4,437

Balance as of December 28, 2024	$2,699
Other comprehensive losses before reclassifications	(3,704)
Reclassifications to net income (loss) of previously deferred gains	(703)
Balance as of March 29, 2025	$(1,708)

11.
STOCK-BASED COMPENSATION

2022 Incentive Award Plan—The 2022 Incentive Award Plan (“2022 Plan”), as amended, provides for the issuance of 15.7 million previously unissued shares of common stock in connection with nonqualified stock options and restricted stock units (“RSUs”) granted under the 2022 Plan. Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K for additional detail on the terms of the 2022 Plan.

The Company granted 0.7 million stock options with an exercise price of $16.37 at a grant date fair value of $7.47 per stock option and 0.6 million RSUs at a grant date fair value of $16.37 per RSU during the three months ended March 29, 2025. Awards granted to employees during the three months ended March 29, 2025 have a service-based vesting condition for which the awards vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years, subject to the retirement eligibility of individual holders, and stock options have fixed 10-year terms for exercise. RSUs granted to the Company's board of directors (the “Board”) during the three months ended March 29, 2025 have a service-based vesting condition for which the awards vest in June 2025.

Stock-based Compensation Expense—Total stock-based compensation expense for all stock-based compensation awards was $4.1 million and $16.9 million during the three months ended March 29, 2025 and March 30, 2024, and was recognized in selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense recognized during the three months ended March 30, 2024 includes $14.3 million in expense from the March 2024 distribution to profit interest unit holders and related modification to the 2015 Equity Incentive Plan, which was terminated in connection with the Company’s IPO in October 2024. As of March 29, 2025, the total unrecognized stock-based compensation expense for stock options and RSUs, net of estimated forfeitures, was $20.6 million, which will be recognized over the remaining weighted average period of 2.5 years.

12.
NET INCOME PER COMMON SHARE

The reconciliations of basic and diluted net income (loss) per common share for the three months ended March 29, 2025 and March 30, 2024 are set forth in the table below (in thousands, except per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income (loss) available to common shareholders, basic and diluted	$21,157	$(1,751)
Weighted average number of common shares outstanding, basic (1)	118,239	90,366
Effect of dilutive securities (1)	82	—
Weighted average number of common shares outstanding, diluted (1)	118,321	90,366
Net income (loss) per common share:
Basic (1)	$0.18	$(0.02)
Diluted (1)	$0.18	$(0.02)
(1)
The outstanding shares and per share amounts have been retrospectively adjusted to reflect the Common Stock Conversion for the three months ended March 30, 2024. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information.

Prior to the amendment to the Company's certificate of incorporation in October 2024 made in connection with the IPO and Common Stock Conversion, vested stock options under the 2022 Plan were contractually participating securities because stock option holders had a non-forfeitable right to receive dividends when the Company exceeds a stated distributable amount. The stated distributable amount was not met during the three months ended March 30, 2024, and therefore, the stock options were not considered as participating in undistributed earnings in the computation of basic and diluted net income (loss) per common share for the period. As a result of the amended certificate of incorporation in connection with the IPO, vested stock options are no longer contractually participating securities.

During the three months ended March 29, 2025, 2.5 million shares of common stock from stock options and 0.2 million from RSUs were excluded from the calculation of diluted net income (loss) per common share as their effect was antidilutive. During the three months ended March 30, 2024, stock options and RSUs were cash-settled and liability-classified, and therefore, no shares were available to be excluded from the calculation of diluted net income (loss) per common share. Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K for further information on the modifications to the 2022 Plan.

13.
INCOME TAXES

The Company’s effective tax rates were 27.0% and 167.6% for the three months ended March 29, 2025 and March 30, 2024, respectively. Compared to the statutory rate, the difference in the effective tax rate for the three months ended March 29, 2025 was primarily due to state income taxes. Compared to the statutory rate, the difference in the effective tax rate for the three months ended March 30, 2024 was primarily due to tax expense from nondeductible stock-based compensation and state income taxes.

The Company considers all available positive and negative evidence when assessing the carrying amount of its deferred tax assets. Evidence includes the anticipated impact on future taxable income arising from the reversal of temporary differences, actual operating results for the trailing twelve quarters, the ongoing assessment of financial performance, and available tax planning strategies, if any, that management considers prudent and feasible. No valuation allowance was required as of March 29, 2025 and December 28, 2024. The Company will continue to reassess the carrying amount of its deferred tax assets.

The Company is no longer subject to examination by tax authorities for years before 2012.

14.
COMMITMENTS AND CONTINGENCIES

Litigation—The Company is subject to claims and litigation arising in the ordinary course of business. The Company believes the accruals recorded in the unaudited condensed consolidated interim financial statements are adequate in light of the probable and estimable liabilities. The Company believes that none of the claims or litigation of which it is aware will materially affect the unaudited condensed consolidated interim financial statements, although assurance cannot be given with respect to the ultimate outcome of any such claims or actions.

15.
RELATED PARTY TRANSACTIONS

Management Services Agreement—In August 2015, the Company entered into a management services agreement with Partners Group (USA), Inc. (“Partners Group”), a related party of the Company’s former ultimate parent, pursuant to which Partners Group agreed to provide certain management and advisory services to the Company on an ongoing basis for an annual management fee of $4.9 million payable in equal quarterly installments. Management services expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income. In connection with the IPO, the management services agreement with Partners Group was terminated in October 2024 in accordance with its terms.

KC Parent—KC Parent, LP (“KC Parent”) was the Company’s direct parent prior to the Company's IPO. In connection with the Company's IPO, all shares of the Company’s common stock held by KC Parent were distributed to unitholders of KC Parent in proportion to their interests in KC Parent.

In March 2024, the Company made a $320.0 million distribution to KC Parent, which was financed by proceeds from the incremental first lien term loan and cash on-hand and was recorded within additional paid-in capital on the consolidated balance sheets. KC Parent then paid a $276.9 million distribution to Class A Unit holders and a $42.6 million distribution to profit interest unit holders pursuant to the KC Parent, LP Agreement and 2015 Equity Incentive Plan.

Lease Agreements—The Company is the lessee in several lease agreements in which a former limited partner of KC Parent has ownership interest in the lessor entities. Following the distribution of KC Parent's shares of the Company's common stock in October 2024, the former limited partner of KC Parent is not considered a related party and rent expense associated with these lessor entities no longer represents a related party transaction. Rent expense is included in cost of services (excluding depreciation and impairment) and selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

As of March 29, 2025, there were no amounts due to unconsolidated related parties. As of December 28, 2024, the Company had $0.1 million in related party payables due to Partners Group for management services provided prior to the termination of the agreement upon the Company's IPO.

During the three months ended March 29, 2025, the Company had no expenses recognized from unconsolidated related parties. During the three months ended March 30, 2024, the Company recognized $1.2 million in Partners Group management services and $4.7 million in related parties rent in the unaudited condensed consolidated statements of operations and comprehensive income.

16.
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

As a single reportable segment entity, the GAAP measure utilized by the CODM to assess performance and allocate resources is the Company's consolidated net (loss) income. For example, the CODM uses consolidated net (loss) income to monitor budget versus actual results, make decisions on capital investments, as well as to measure market competition and achievement of Company strategic objectives. Consolidated revenue, significant segment expenses, and net (loss) income are reported on the unaudited condensed consolidated statements of operations and comprehensive income and the measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The accounting policies of the consolidated Company segment are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and notes thereto for the three months ended March 29, 2025 and March 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

KinderCare Learning Companies, Inc. (“the Company,” “we,” “us,” and “our”) is a leading provider of high-quality early childhood education (“ECE”) in the United States. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of 1,582 early childhood education centers with center capacity for 211,767 children and 1,038 before- and after-school sites located in 41 states and the District of Columbia as of March 29, 2025.

On October 8, 2024, our registration statement on Form S-1, as amended (File No. 333-281971) (“Form S-1”) related to our initial public offering (“IPO”), was declared effective by the SEC, and our IPO was completed on October 10, 2024. In connection with our IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of our registration statement on Form S-1 for our IPO (“Common Stock Conversion”). As a result, prior periods presented in our unaudited condensed consolidated financial statements and notes thereto as of and for the three months ended March 29, 2025 have been adjusted to retrospectively reflect the Common Stock Conversion. Refer to Note 1 within the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 17 within the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for further information.

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
•
Adapt to changes in seasonal demand for child care and other services. Enrollments at centers and before- and after-school sites are generally higher in the spring and fall back-to-school period and lower during the summer and calendar year-end holidays when families may be on vacation or utilizing alternative child care arrangements. As a result, revenue at centers and sites may decline during the third quarter, which overlaps with most of the summer season. To adapt to the changes in seasonal demand, centers offer summer programs and Champions offers day camps for school-age children during the summer and calendar year-end holidays.

Key Performance Metrics

Total centers and sites

We measure and track the number of centers and sites because, as our number of centers and sites grow, it highlights our geographic expansion and potential growth in revenue. We believe this information is useful to investors as an indicator of revenue growth and operational expansion and can be used to measure and track our performance over time. We define the number of centers as the number of centers at the beginning of the period plus openings and acquisitions, minus any permanent closures for the period. A permanently closed center is a center that has ceased operations as of the end of the reporting period and management does not intend on reopening the center. We define the number of sites as total sites that were operational in the last month of the period.

	March 29,	December 28,	March 30,	December 30,
	2025	2024	2024	2023
Early childhood education centers	1,582	1,574	1,563	1,557
Before- and after-school sites	1,038	1,025	950	948
Total centers and sites	2,620	2,599	2,513	2,505

As of March 29, 2025, we operated 1,582 early childhood education centers with a center capacity for 211,767 children as compared to 1,563 early childhood education centers as of March 30, 2024, with a center capacity for 210,012 children. During the three months ended March 29, 2025, total centers increased by eight due to acquiring five centers and opening five centers, partially offset by two permanent center closures. During the three months ended March 30, 2024, total centers increased by six due to acquiring six centers and opening four centers, partially offset by four permanent center closures.

As of March 29, 2025, we operated 1,038 before- and after-school sites, an increase of 88 sites from 950 before- and after-school sites as of March 30, 2024. Total before- and after-school sites increased by 13 during the three months ended March 29, 2025 due to opening 19 sites, partially offset by six site closures. Total before- and after-school sites increased by two during the three months ended March 30, 2024 as a result of opening 12 sites, partially offset by 10 site closures.

Average weekly ECE FTEs

Average weekly ECE full-time enrollment (“FTEs”) is a measure of the number of full-time children enrolled and charged tuition weekly in our centers. We calculate average weekly ECE FTEs based on weighted averages; for example, an enrolled full-time child equates to one average weekly ECE FTE, while a child enrolled for three full days equates to 0.6 average weekly ECE FTE. This metric is used by management and we believe is useful to investors as it is the key driver of revenue generated and variable costs incurred in our operations.

	Three Months Ended
	March 29,	March 30,
	2025	2024
Average weekly ECE FTEs	144,076	145,180

Average weekly ECE FTEs for the three months ended March 29, 2025 decreased by 1,104, or 0.8%, as compared to the three months ended March 30, 2024 primarily due to lower FTEs at same-centers and closed centers, partially offset by FTEs at new and acquired centers.

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

	Three Months Ended
	March 29,	March 30,
	2025	2024
ECE same-center occupancy	69.1%	69.6%

ECE same-center occupancy decreased by 50 basis points for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 primarily due to lower enrollment at same-centers.

ECE same-center revenue

ECE same-center revenue is revenues earned from centers that have been operated by us for at least 12 months as of the period end date and is a measure used by management to attribute a portion of our revenue to mature centers as compared to new or acquired centers. This metric is used by management and we believe is useful to investors as it highlights trends in our core operating performance. The following table is in thousands.

	Three Months Ended
	March 29,	March 30,
	2025	2024
ECE same-center revenue	$606,357	$597,746

ECE same-center revenue increased by $8.6 million, or 1.4%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. ECE same-center revenue growth of $4.1 million, or 0.7%, was driven by centers that were classified as same-centers as of both March 29, 2025 and March 30, 2024. The remaining $4.5 million increase in ECE same-center revenue growth was driven by the net impact of new and acquired centers not yet classified as same-centers as of March 30, 2024 and center closures as of March 29, 2025.

Components of Results of Operations

Revenue

Our revenue is derived primarily from tuition charged for providing early childhood education and care services at our centers and sites. The majority of tuition is paid by individual families and may be partially subsidized by amounts received from government agencies or employer sponsors. Subsidy revenue from government agencies was $240.1 million and $215.8 million during the three months ended March 29, 2025 and March 30, 2024, respectively.

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

Depreciation and amortization

Our depreciation and amortization includes depreciation relating to centers and sites, field management, and corporate facilities as well as amortization related to finance lease right-of-use assets and definite-lived intangibles, such as client relationships and trade names and trademarks.

Selling, general, and administrative expenses

Selling, general, and administrative expenses include costs, primarily personnel related, associated with field management, corporate oversight, support of our centers and sites, and stock-based compensation.

Impairment losses

Our impairment losses relate to property and equipment, operating right-of-use assets, and definite-lived intangible assets.

Interest expense

Interest expense includes long-term debt interest, gain or loss on interest rate derivatives, amortization of debt issuance costs, and gain or loss on extinguishment of debt.

Interest income

Interest income includes interest earned on cash held in interest-bearing accounts.

Other expense (income), net

Other expense (income), net includes sub-lease income, miscellaneous insurance proceeds, contract settlements, and realized and unrealized gains and losses related to investment trust assets.

Income tax expense

Income taxes primarily consist of an estimate of federal and state income taxes based on enacted federal and state tax rates, as adjusted for allowable credits, differences between the United States generally accepted accounting principles (“GAAP”) and tax income and deductions, and the tax effect from uncertain tax positions, as applicable.

Factors Affecting the Comparability of our Results of Operations

As a result of certain factors, our historical results of operations may not be comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

IPO and Related Transactions

In October 2024, our IPO was completed. Net proceeds from the IPO were primarily utilized to repay $608.0 million of outstanding principal on our first lien term loan (“First Lien Term Loan Facility”), which provided us the ability to enter into a repricing amendment to the credit agreement, dated as of June 12, 2023 (as subsequently amended and restated) (the “Credit Agreement”) to reduce the interest rates on our senior secured credit facilities. Additionally, we have incurred expenses during our transition to a public company that we had not previously incurred as a private company, including costs associated with public company reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which have impacted our results of operations.

Our IPO, as well as the transactions we entered into in connection with our IPO, have affected the comparability of our operating results for the periods presented and are expected to have an impact on the comparability of future periods. Refer to Note 13 and Note 17 within our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for further information.

COVID-19 Related Stimulus

During 2020 and 2021, the United States government approved several incremental stimulus funding programs for ECE providers in response to the coronavirus disease 2019 (“COVID-19”) pandemic, and as a result, we have received grants in the form of revenue or cost reimbursements (“COVID-19 Related Stimulus”). We recognized $0.7 million and $24.1 million during the three months ended March 29, 2025 and March 30, 2024, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment). The federal programs funding the COVID-19 Related Stimulus were required to distribute all stimulus funding for stabilization of the child care industry by December 31, 2024, and we do not expect to receive a material amount of funding after that date. The variability of funding provided by COVID-19 Related Stimulus has impacted the comparability of our operating results for the periods presented, and the conclusion of the programs will have an impact on the comparability of future periods.

The Employee Retention Credit (“ERC”), established by the Coronavirus Aid, Relief and Economic Security Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, we applied for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met our recognition criteria. During the second quarter of the fiscal year ended December 28, 2024, we recognized $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $0.5 million in interest income. No ERC was recognized during the three months ended March 29, 2025 and March 30, 2024. The timing in recognition of the remaining deferred ERC liabilities will have an impact on the comparability of future periods.

Results of Operations

We operate as a single operating segment to reflect the way our chief operating decision maker reviews and assesses the performance of the business. Refer to Note 1 and Note 16 of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and Note 1 and Note 23 of our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for additional information regarding the Company's accounting policies and segment disclosures. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

The following table sets forth our results of operations including as a percentage of revenue for the three months ended March 29, 2025 and March 30, 2024 (in thousands, except where otherwise noted):

	Three Months Ended
	March 29, 2025		March 30, 2024
Revenue	$668,244		$654,670
Costs and expenses:
Cost of services (excluding depreciation and impairment)	516,188	77.2%	497,694	76.0%
Depreciation and amortization	29,977	4.5%	28,540	4.4%
Selling, general, and administrative expenses	71,727	10.7%	90,455	13.8%
Impairment losses	1,510	0.2%	4,362	0.7%
Total costs and expenses	619,402	92.7%	621,051	94.9%
Income from operations	48,842	7.3%	33,619	5.1%
Interest expense	20,108	3.0%	36,420	5.6%
Interest income	(659)	(0.1%)	(2,108)	(0.3%)
Other expense (income), net	398	0.1%	(3,284)	(0.5%)
Income before income taxes	28,995	4.3%	2,591	0.4%
Income tax expense	7,838	1.2%	4,342	0.7%
Net income (loss)	$21,157	3.2%	$(1,751)	(0.3%)
Net income (loss) per common share:
Basic	$0.18		$(0.02)
Diluted	$0.18		$(0.02)
Weighted average number of common shares outstanding:
Basic	118,239		90,366
Diluted	118,321		90,366

Comparison of the Three Months Ended March 29, 2025 and March 30, 2024

Revenue

	Three Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
Early childhood education centers	$615,007	$605,283	$9,724	1.6%
Before- and after-school sites	53,237	49,387	3,850	7.8%
Total revenue	$668,244	$654,670	$13,574	2.1%

Total revenue increased by $13.6 million, or 2.1%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024.

Revenue from early childhood education centers increased by $9.7 million, or 1.6%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024, of which approximately 2% was from higher tuition rates, partially offset by slightly lower enrollment.

The increase in revenue from early childhood education centers was primarily driven by $8.6 million higher ECE same-center revenue. Additionally, revenue from new and acquired centers not yet classified as same-centers increased by $2.0 million during the three months ended March 29, 2025, partially offset by center closures.

Revenue from before- and after-school sites increased by $3.9 million, or 7.8%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024 primarily due to opening new sites.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $18.5 million, or 3.7%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. This increase was driven by a $10.7 million decrease in reimbursements from government assistance, primarily related to the conclusion of certain COVID-19 Related Stimulus funding. The increase was also attributable to $4.7 million higher personnel costs due to increased wage rates, partially offset by lower grant-related bonuses and labor hours. Additionally, rent expense increased by $4.0 million primarily due to new and acquired centers.

Depreciation and amortization

Depreciation and amortization increased by $1.4 million, or 5.0%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. This increase was primarily driven by higher depreciation expense as a result of assets placed into service from new and acquired centers as well as from capital expenditures in fiscal 2024.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $18.7 million, or 20.7%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. This decrease was primarily driven by lower stock-based compensation expense and bonus expense of $16.9 million due to the March 2024 distribution to holders of Class B profit interest units (“PIUs”) of KC Parent, LP (“KC Parent”), our direct parent prior to our IPO, and a related bonus to holders of restricted stock units (“RSUs”) and stock options during the three months ended March 30, 2024, partially offset by expense from additional awards granted under the 2022 Incentive Award Plan in October 2024 and March 2025.

Impairment losses

Impairment losses decreased by $2.9 million, or 65.4%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. This decrease was driven by $2.0 million lower right-of-use asset impairment and $0.9 lower fixed asset impairment from fewer centers triggering the need for an impairment assessment during the three months ended March 29, 2025 and fewer centers impaired as a result of higher cash flow projections.

Interest expense

Interest expense decreased by $16.3 million, or 44.8%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. This decrease was primarily driven by lower outstanding principal and interest rates on the First Lien Term Loan Facility as a result of the October 2024 repayment and repricing amendment executed in conjunction with the IPO.

Interest income

Interest income decreased by $1.4 million, or 68.7%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. This decrease was primarily driven by lower cash balances in interest-bearing accounts held at lower average interest rates.

Other expense (income), net

Other expense (income), net increased by $3.7 million, or 112.1%, for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. This increase was primarily due to a $2.1 million net change in realized and unrealized holding losses on deferred compensation plan investment trust assets. The increase was also attributable to $1.5 million in gains recognized on miscellaneous insurance claims during the three months ended March 30, 2024.

Income tax expense

Income tax expense increased by $3.5 million for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. The effective tax rate was 27.0% for the three months ended March 29, 2025 as compared to 167.6% for the three months ended March 30, 2024. Compared to the statutory rate, the difference in the effective tax rate for the three months ended March 29, 2025 was primarily due to state income taxes. Compared to the statutory rate, the difference in the effective tax rate for the three months ended March 30, 2024 was primarily driven by tax expense from nondeductible stock-based compensation and state income taxes.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with the United States generally accepted accounting principles (“GAAP”), we also provide the below non-GAAP financial measures. EBIT, EBITDA, adjusted EBITDA, adjusted net income, and adjusted net income per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and should not be considered as an alternative to net income or loss, income or loss from operations, or any other performance measure in accordance with GAAP, or as an alternative to cash provided by operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP.

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

EBIT, EBITDA, and Adjusted EBITDA

EBIT is defined as net income (loss) adjusted for interest and income tax expense. EBITDA is defined as EBIT adjusted for depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for impairment losses, stock-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, and other costs because these charges do not relate to the core operations of our business. We present EBIT, EBITDA, and adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. We believe adjusted EBITDA is helpful to investors in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

The following table shows EBIT, EBITDA, and adjusted EBITDA for the periods presented, and the reconciliation to its most comparable GAAP measure, net income (loss), for the periods presented (in thousands):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Net income (loss)	$21,157	$(1,751)
Add back:
Interest expense	20,108	36,420
Interest income	(659)	(2,108)
Income tax expense	7,838	4,342
EBIT	$48,444	$36,903
Add back:
Depreciation and amortization	29,977	28,540
EBITDA	$78,421	$65,443
Add back:
Impairment losses (1)	1,510	4,362
Stock-based compensation (2)	4,073	(105)
Management and advisory fee expenses (3)	—	1,216
Acquisition related costs (4)	—	16
Non-recurring distribution and bonus expense (5)	—	19,287
COVID-19 Related Stimulus, net (6)	(663)	(19,494)
Other costs (7)	210	3,715
Adjusted EBITDA	$83,551	$74,440

Adjusted net income and adjusted net income per common share

Adjusted net income is defined as net income (loss) adjusted for income tax expense, amortization of intangible assets, impairment losses, stock-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, loss on extinguishment of long-term debt, net, other costs, and non-GAAP income tax expense because these charges do not relate to the core operations of our business. Adjusted net income per common share is defined as the amount of adjusted net income per weighted average number of common shares outstanding. We present adjusted net income and adjusted net income per common share because we consider them to be important measures used to evaluate our operating performance internally. We believe the use of adjusted net income and adjusted net income per common share provides investors with consistency in the evaluation of the Company as they offer a meaningful comparison of past, present, and future operating results, as well as more useful financial comparisons to our peers. We believe these supplemental measures can be used to assess the financial performance of our business without regard to certain costs that are not representative of our continuing operations.

The following table shows adjusted net income and adjusted net income per common share for the periods presented and the reconciliation to the most comparable GAAP measure, net income (loss) and net income (loss) per common share, respectively, for the periods presented (in thousands, except per share data):

	Three Months Ended
	March 29,	March 30,
	2025	2024
Net income (loss)	$21,157	$(1,751)
Income tax expense	7,838	4,342
Net income before income tax	$28,995	$2,591
Add back:
Amortization of intangible assets	2,309	2,284
Impairment losses (1)	1,510	4,362
Stock-based compensation (2)	4,073	(105)
Management and advisory fee expenses (3)	—	1,216
Acquisition related costs (4)	—	16
Non-recurring distribution and bonus expense (5)	—	19,287
COVID-19 Related Stimulus, net (6)	(663)	(19,494)
Other costs (7)	210	3,715
Adjusted income before income tax	36,434	13,872
Adjusted income tax expense (8)	9,404	3,580
Adjusted net income	$27,030	$10,292
Net income (loss) per common share: (9)
Basic	$0.18	$(0.02)
Diluted	$0.18	$(0.02)
Adjusted net income per common share: (9)
Basic	$0.23	$0.11
Diluted	$0.23	$0.11
Weighted average number of common shares outstanding: (9)
Basic	118,239	90,366
Diluted	118,321	90,366

Explanation of add backs:

(1)
Represents impairment charges for long-lived assets as a result of center closures and reduced operating performance at certain centers due to the impact of changing demographics in certain locations in which we operate and current macroeconomic conditions on our overall operations.
(2)
Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, Compensation: Stock Compensation, and excludes cash-settled, liability-classified stock-based compensation expense. The three months ended March 30, 2024 excludes $14.3 million in expense included within “Non-recurring distribution and bonus expense” as described in explanation (5) below.
(3)
Represents amounts incurred for management and advisory fees with related parties in connection with a management services agreement with Partners Group (USA), Inc., a related party of the Company’s ultimate parent, which was terminated upon completion of our IPO.
(4)
Represents costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration, and severance related costs. During the three months ended March 30, 2024, these costs were incurred related to the acquisition of Crème School.
(5)
During March 2024, we recognized a $14.3 million one-time expense related to an advance distribution to holders of Class B PIUs. In connection with this distribution, we recognized a $5.0 million one-time bonus expense for holders of RSUs and stock options to account for the change in value associated with the March 2024 distribution for Class B PIUs. We do not routinely make distributions to Class B PIU holders in advance of a liquidity event or pay bonuses to RSU or stock option holders outside of normal vesting and we do not expect to do so in the future. In connection with our IPO, KC Parent distributed shares of our common stock then held by KC Parent to unitholders of KC Parent in proportion to their interests in KC Parent. Refer to Note 17 within the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for further information.

(6)
Includes expense reimbursements and revenue arising from the COVID-19 pandemic, net of pass-through expenses incurred as a result of certain grant requirements. We recognized $0.7 million and $24.1 million during the three months ended March 29, 2025 and March 30, 2024, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment). COVID-19 Related Stimulus is net of pass-through expenses incurred as stipulated within certain grants of $4.6 million during the three months ended March 30, 2024. We did not incur COVID-19 Related Stimulus pass-through expenses during the three months ended March 29, 2025.
(7)
Includes certain professional fees incurred for both contemplated and completed debt and equity transactions, as well as costs expensed in connection with prior contemplated offerings. For the three months ended March 29, 2025, other costs include $0.2 million in costs related to our IPO. For the three months ended March 30, 2024, other costs include $2.2 million in transaction costs associated with our incremental first lien term loan borrowing. These costs represent items management believes are not indicative of core operating performance.
(8)
Includes the tax effect of the non-GAAP adjustments, calculated using the appropriate federal and state statutory tax rate and the applicable tax treatment for each adjustment. The non-GAAP tax rate was 25.8% for the three months ended March 29, 2025 and March 30, 2024. Our statutory rate is re-evaluated at least annually.
(9)
The outstanding shares and per share amounts for the three months ended March 30, 2024 have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 1 within the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations, current cash balances, and borrowings available under our revolving credit facility (the “First Lien Revolving Credit Facility”). Our principal uses of cash are payments of our operating expenses, such as personnel salaries and benefits, debt service, rents paid to landlords, and capital expenditures.

We expect to continue to meet our liquidity requirements for at least the next 12 months under current operating conditions with cash generated from operations, cash on hand, and to the extent necessary and available, through borrowings under the Credit Agreement. If the need arises for additional expenditures, we may seek additional funding. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors.” In the future, we may attempt to raise additional capital through the sale of equity securities or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. We cannot provide assurance that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Debt facilities

As of March 29, 2025, our Credit Agreement consists of a $966.8 million First Lien Term Loan Facility and a $262.5 million First Lien Revolving Credit Facility.

The First Lien Term Loan Facility bears interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 3.25% per annum. In addition, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.50% and 3.00% per annum and the unused portion of the First Lien Revolving Credit Facility bears interest at a rate between 0.25% and 0.50% per annum, both based on a pricing grid of the Company's First Lien Term Loan Facility net leverage ratio.

In February 2025, the Company entered into an amendment to the Credit Agreement to increase the total commitments under the First Lien Revolving Credit Facility by a net amount of $22.5 million as well as reclassify and extend $5.0 million of the previously non-extended commitments, increasing the total borrowing capacity of the First Lien Revolving Credit Facility to $262.5 million. All other terms under the Credit Agreement remain unchanged as a result of the amendment.

The Credit Agreement allows for letters of credit to be drawn against the current borrowing capacity of the First Lien Revolving Credit Facility, capped at $172.5 million. The Company pays certain fees under the First Lien Revolving Credit Facility, including a fronting fee on outstanding letters of credit of 0.125% per annum. Additionally, fees on the outstanding letters of credit bear interest at a rate equal to the applicable rate for amounts drawn under the First Lien Revolving Credit Facility.

As of March 29, 2025, there were no outstanding borrowings under the First Lien Revolving Credit Facility and $55.1 million of outstanding letters of credit.

The interest rates effective as of March 29, 2025 were 7.54% on the First Lien Term Loan Facility, 2.50% on outstanding letters of credit as well as a 0.125% fronting fee on outstanding letters of credit, and 0.25% on the unused portion of the First Lien Revolving Credit Facility.

The weighted average interest rate during the three months ended March 29, 2025 for the First Lien Term Loan Facility was 7.64%.

All obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions.

Under the Credit Agreement, the financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio (as defined in the Credit Agreement) to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding on the First Lien Revolving Credit Facility (excluding all letters of credit) exceeds 35% of total revolving commitments on such date. As this threshold was not met as of March 29, 2025 the quarterly maximum First Lien Term Loan Facility net leverage ratio financial covenant was not in effect. Nonfinancial loan covenants restrict our ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates.

An annual calculation of excess cash flows determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments.

The First Lien Term Loan Facility matures in June 2030. The $252.5 million of extended commitments under the First Lien Revolving Credit Facility mature in October 2029, while the $10.0 million of non-extended commitments have a maturity date of June 2028.

As of March 29, 2025, we were in compliance with all covenants of the Credit Agreement.

In February 2024, we entered into a credit facilities agreement, dated as of February 1, 2024, which allows for $20.0 million in letters of credit to be issued (“LOC Agreement”). We pay an interest rate of 5.95% on any outstanding balance and 0.25% on any unused portion. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, we issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility. As of March 29, 2025 and December 28, 2024, there were $20.0 million outstanding letters of credit under the LOC Agreement.

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Refer to Note 8 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our debt facilities.

Cash flows

The following table summarizes our cash flows (in thousands) for the periods presented:

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash provided by operating activities	$98,444	$64,119
Cash used in investing activities	(28,388)	(31,387)
Cash used in financing activities	(1,097)	(60,313)
Net change in cash, cash equivalents, and restricted cash	68,959	(27,581)
Cash, cash equivalents, and restricted cash at beginning of period	62,430	156,412
Cash, cash equivalents, and restricted cash at end of period	$131,389	$128,831

Net cash provided by operating activities

Cash provided by operating activities increased by $34.3 million for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. Net income (loss), adjusted for non-cash items, increased by $11.3 million primarily driven by lower interest expense, partially offset by a decrease in cost reimbursements from government assistance. The net changes in operating assets and liabilities resulted in a $23.0 million increase in cash primarily due to the timing of vendor payments and receipt of tuition payments as well as being in an accrued tax position versus a prepaid position in the prior period. These increases to cash were partially offset by higher insurance premiums during the three months ended March 29, 2025.

Net cash used in investing activities

Cash used in investing activities decreased by $3.0 million for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. The decrease was driven by a $3.5 million change in employee deferred compensation trusts as a result of decreased deposits and increased redemptions and $0.7 million lower purchases of property and equipment. These decreases were partially offset $1.4 million lower proceeds from disposals of property and equipment.

Net cash used in financing activities

Cash used in financing activities decreased by $59.2 million for the three months ended March 29, 2025 as compared to the three months ended March 30, 2024. The decrease was primarily due to $55.7 million net cash used for the March 2024 distribution to KC Parent in the prior period as well as $4.0 million lower principal payments of long-term debt driven by the timing of fiscal quarter ends.

Cash requirements

As of March 29, 2025, we had the following obligations:

•
Total lease obligations, including imputed interest, of $2.1 billion expected to be paid out as follows: $207.0 million for the remainder of fiscal 2025, $558.7 million in two to three years, $473.8 million in four to five years, and $910.5 million thereafter through the maturity of our lease agreements. Refer to Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Long-term debt obligations, including interest, of $1.3 billion expected to be paid out as follows: $77.4 million for the remainder of fiscal 2025, $161.9 million in two to three years, $139.2 million in four to five years, and $968.1 million thereafter through June 2030 when the First Lien Term Loan Facility matures. Refer to Note 8 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Self-insurance obligations of $70.5 million expected to be paid out as claims are settled and cash outflows cannot be estimated reliably.
•
Deferred compensation plan of $36.3 million expected to be paid out based on the individual plan participant and cash outflows cannot be estimated reliably.
•
Promissory notes, including interest, of $0.6 million expected to be paid out as follows: $0.3 million for the remainder of fiscal 2025 and $0.3 million in two to three years.
•
Other liabilities of $2.0 million comprised of various payables expected to be paid out based on the contractual terms.
•
Service arrangements which include certain information technology, labor software, and maintenance services of $59.9 million expected to be paid out as follows: $11.4 million for the remainder of fiscal 2025, $18.9 million in two to three years, $16.0 million in four to five years, and $13.6 million thereafter.

Certain agreements may have cancellation penalties for which, if we were to cancel, we would be required to pay up to approximately $4.7 million. Other cancellation penalties cannot be estimated as we cannot predict the occurrence of future agreement cancellations. Refer to Note 11 and Note 14 of our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for additional detail related to our contractual obligations.

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

There have been no changes to our critical accounting policies described within Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024. For a description of our other significant accounting policies, refer to Note 1 in both our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our results of operations or financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates.

Interest Rate Risk

As of March 29, 2025, we had $927.4 million of variable-rate debt, net of debt issuance costs. We estimate that had the average interest rates on our borrowings outstanding under the Credit Agreement increased by 100 basis points, our interest expense would have increased by approximately $0.4 million during the three months ended March 29, 2025, net of the effects of our interest rate derivatives.

We are exposed to interest rate risk and may use derivatives to manage variable interest rates on the First Lien Term Loan Facility and the First Lien Revolving Credit Facility. We do not hold or issue derivatives for trading or speculative purposes. We may enter into interest rate derivative contracts that are designated as cash flow hedges under ASC 815, Derivatives and Hedging, to effectively convert a portion of our variable-rate debt to a fixed-rate basis. In January 2024, we entered into a pay-fixed-receive-float interest rate swap with a notional amount of $400.0 million through its maturity and a fixed interest rate of 3.85% per annum. Additionally, in February 2024, we entered into two pay-fixed-receive-float interest rate swaps with a combined notional amount of $400.0 million through their maturity and a fixed interest rate of 3.89% per annum. These interest rate swap contracts commenced in June 2024 and will mature in December 2026. In March 2025, we entered into two forward starting pay-fixed-receive-float interest rate swap contracts with a combined notional amount of $500.0 million through their maturity, one with a fixed interest rate of 3.72% per annum and the other with a fixed interest rate of 3.74% per annum. These interest rate swap contracts will commence in December 2026, when our current swaps expire, and will mature in December 2027. The interest rate swap contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement and we will receive variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum. As of March 29, 2025, the derivatives are considered highly effective.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 29, 2025 due to a previously-disclosed material weakness in our internal control over financial reporting as described below.

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

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

Remediation Plan for Material Weakness

We are in the process of designing and implementing controls and taking other actions to remediate the material weakness described above, including implementing an enterprise resource planning (ERP) software system. The material weakness will not be considered remediated until we complete the design and implementation of controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2025, we completed the first phase of our new ERP system implementation, which impacted certain processes and procedures, resulting in changes to our internal control over financial reporting. As we continue our ERP implementation, which we expect to complete in fiscal 2025, additional changes are anticipated. We expect this implementation to strengthen our internal control over financial reporting by automating certain manual processes and standardizing business processes and reporting across our organization, and we will continue to evaluate and monitor our internal control over financial reporting as processes and procedures in the affected areas evolve.

Limitations on the Effectiveness of Controls

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The information contained in Note 14, Commitments and Contingencies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks that affect our business, please refer to Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 29, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

10.1

Amendment No. 5 to the Credit Agreement, dated February 11, 2024, by and among the Company, KUEHG Corp. and each of the other persons from time to time party thereto (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-42367) filed on March 21, 2025 and incorporated herein by reference).

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

KinderCare Learning Companies, Inc.

Date: May 13, 2025	By:	/s/ Paul Thompson
	Name:	Paul Thompson
	Title:	Chief Executive Officer

Date: May 13, 2025	By:	/s/ Anthony Amandi
	Name:	Anthony Amandi
	Title:	Chief Financial Officer