Form 10-Q
period 2025-06-28
KinderCare Learning Companies, Inc.
filed 2025-08-12
CIK 1873529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

As of August 8, 2025, the registrant had 118,123,099 shares of common stock, $0.01 par value per share, outstanding.

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
•
changes in federal child care and education spending policies, tax incentives and budget priorities;
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
•
our ability to maintain adequate insurance coverage; and
•
the other factors described in the section titled “Risk Factors” in Part I Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

KinderCare Learning Companies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	June 28, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$119,034	$62,336
Accounts receivable, net	112,730	104,333
Prepaid expenses and other current assets	44,614	48,104
Total current assets	276,378	214,773
Property and equipment, net of accumulated depreciation of 561,209 and 522,650	424,938	418,524
Goodwill	1,133,421	1,119,714
Intangible assets, net of accumulated amortization of 153,211 and 148,593	425,148	429,766
Operating lease right-of-use assets	1,449,671	1,373,064
Other assets	80,956	89,626
Total assets	$3,790,512	$3,645,467
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$173,543	$152,660
Related party payables	—	119
Current portion of long-term debt	9,668	7,251
Operating lease liabilities—current	147,571	144,919
Deferred revenue	35,504	26,376
Other current liabilities	53,944	81,433
Total current liabilities	420,230	412,758
Long-term debt, net	916,805	918,719
Operating lease liabilities—long-term	1,394,730	1,315,587
Deferred income taxes, net	26,683	30,907
Other long-term liabilities	107,785	102,987
Total liabilities	2,866,233	2,780,958
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01; 25,000,000 shares authorized; no shares issued and outstanding as of June 28, 2025 and December 28, 2024	—	—
Common stock, par value $0.01; 750,000,000 shares authorized; 118,123,062 shares issued and outstanding as of June 28, 2025 and 117,984,749 shares issued and outstanding as of December 28, 2024	1,181	1,180
Additional paid-in capital	836,891	830,369
Retained earnings	90,006	30,261
Accumulated other comprehensive (loss) income	(3,799)	2,699
Total shareholders' equity	924,279	864,509
Total liabilities and shareholders' equity	$3,790,512	$3,645,467

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue	$700,110	$689,933	$1,368,354	$1,344,603
Costs and expenses:
Cost of services (excluding depreciation and impairment)	519,477	500,031	1,035,665	997,725
Depreciation and amortization	31,074	29,212	61,051	57,752
Selling, general, and administrative expenses	78,648	78,583	150,375	169,038
Impairment losses	2,235	1,521	3,745	5,883
Total costs and expenses	631,434	609,347	1,250,836	1,230,398
Income from operations	68,676	80,586	117,518	114,205
Interest expense	20,073	43,927	40,181	80,347
Interest income	(1,424)	(1,752)	(2,083)	(3,860)
Other income, net	(3,049)	(500)	(2,651)	(3,784)
Income before income taxes	53,076	38,911	82,071	41,502
Income tax expense	14,488	10,376	22,326	14,718
Net income	$38,588	$28,535	$59,745	$26,784
Other comprehensive income, net of tax:
Change in net (losses) gains on cash flow hedges	(2,091)	3,371	(6,498)	8,121
Total comprehensive income	$36,497	$31,906	$53,247	$34,905
Net income per common share:
Basic	$0.33	$0.32	$0.51	$0.30
Diluted	$0.33	$0.32	$0.50	$0.30
Weighted average number of common shares outstanding:
Basic	118,309	90,366	118,274	90,366
Diluted	118,371	90,366	118,346	90,366

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

(In thousands)

	Three Months Ended June 29, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of March 30, 2024	90,366	$904	$77,343	$121,350	$4,437	$204,034
Stock-based compensation			1,413			1,413
Other comprehensive income, net of tax					3,371	3,371
Net income				28,535		28,535
Balance as of June 29, 2024	90,366	$904	$78,756	$149,885	$7,808	$237,353

	Three Months Ended June 28, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of March 29, 2025	118,006	$1,180	$833,993	$51,418	$(1,708)	$884,883
Issuance of common stock upon settlement of restricted stock units	162	2	(2)			—
Common stock withheld for taxes in net settlement of restricted stock units	(45)	(1)	(561)			(562)
Stock-based compensation			3,461			3,461
Other comprehensive loss, net of tax					(2,091)	(2,091)
Net income				38,588		38,588
Balance as of June 28, 2025	118,123	$1,181	$836,891	$90,006	$(3,799)	$924,279

	Six Months Ended June 29, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 30, 2023	90,366	$904	$383,188	$123,101	$(313)	$506,880
Distribution to parent			(320,000)			(320,000)
Stock-based compensation			15,568			15,568
Other comprehensive income, net of tax					8,121	8,121
Net income				26,784		26,784
Balance as of June 29, 2024	90,366	$904	$78,756	$149,885	$7,808	$237,353

	Six Months Ended June 28, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 28, 2024	117,985	$1,180	$830,369	$30,261	$2,699	$864,509
Issuance of common stock upon settlement of restricted stock units	195	2	(2)			—
Common stock withheld for taxes in net settlement of restricted stock units	(57)	(1)	(785)			(786)
Stock-based compensation			7,309			7,309
Other comprehensive loss, net of tax					(6,498)	(6,498)
Net income				59,745		59,745
Balance as of June 28, 2025	118,123	$1,181	$836,891	$90,006	$(3,799)	$924,279

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Operating activities:
Net income	$59,745	$26,784
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,051	57,752
Impairment losses	3,745	5,883
Change in deferred taxes	(1,963)	(93)
Loss on extinguishment of long-term debt, net	—	895
Amortization of debt issuance costs	3,189	2,684
Stock-based compensation	7,309	19,093
Realized and unrealized gains from investments held in deferred compensation asset trusts	(1,978)	(1,604)
Gain on disposal of property and equipment	(97)	(1,533)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,397)	(12,338)
Prepaid expenses and other current assets	2,203	(7,868)
Other assets	7,797	6,293
Accounts payable and accrued liabilities	15,217	(423)
Leases	4,622	452
Deferred revenue	8,929	8,980
Other current liabilities	(27,001)	(11,255)
Other long-term liabilities	(762)	(23,649)
Related party payables	(119)	—
Cash provided by operating activities	133,490	70,053
Investing activities:
Purchases of property and equipment	(57,735)	(52,956)
Payments for acquisitions, net of cash acquired	(14,560)	(10,375)
Proceeds from the disposal of property and equipment	169	1,533
Investments in deferred compensation asset trusts	(3,667)	(5,587)
Proceeds from deferred compensation asset trust redemptions	3,603	1,585
Cash used in investing activities	(72,190)	(65,800)
Financing activities:
Payments of deferred offering costs	(275)	—
Distribution to parent	—	(320,000)
Proceeds from issuance of long-term debt	—	264,338
Principal payments of long-term debt	(2,417)	(7,933)
Payments of debt issuance costs	(269)	(230)
Repayments of promissory notes	(165)	(261)
Payments of financing lease obligations	(689)	(776)
Tax payments related to net settlement of restricted stock units	(786)	—
Cash used in financing activities	(4,601)	(64,862)
Net change in cash, cash equivalents, and restricted cash	56,699	(60,609)
Cash, cash equivalents, and restricted cash at beginning of period	62,430	156,412
Cash, cash equivalents, and restricted cash at end of period	$119,129	$95,803

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(In thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$119,034	$95,709
Restricted cash included within other assets	95	94
Total cash, cash equivalents, and restricted cash at end of period	$119,129	$95,803
Supplemental cash flow information:
Cash paid for interest	$31,169	$74,931
Cash paid for income taxes, net of refunds	15,046	25,158
Cash paid for amounts included in the measurement of operating lease liabilities	146,754	144,758
Non-cash operating activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$160,213	$124,287
Deferred cloud computing implementation costs included in accounts payable	300	—
Non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued liabilities	$11,009	$5,542
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	115	72
Reductions to finance lease right-of-use assets resulting from reductions to finance lease liabilities	1,261	—
Contingent consideration and holdbacks payable for acquisitions	1,534	—

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

Community-Based and Employer-Sponsored Early Childhood Education and Care—The Company provides early childhood education and care services, as well as back-up care, primarily marketed under the names KinderCare Learning Centers and Crème School. Additionally, the Company partners with employer sponsors under a variety of arrangements such as discounted rent, enrollment guarantees, or an arrangement whereby the center is managed by the Company in return for a management fee. As of June 28, 2025, the Company provided community-based and employer-sponsored early childhood education and care services through 1,589 centers with a licensed capacity of 212,901 children in 40 states and the District of Columbia.

Before- and After-School Educational Services—The Company provides before- and after-school educational services for preschool and school-age children under the name Champions. As of June 28, 2025, Champions offered educational services through 1,043 sites in 27 states and the District of Columbia. These sites primarily operate at elementary school facilities.

Initial Public Offering—On October 8, 2024, the Company’s registration statement on Form S-1, as amended (File No. 333-281971) (“Form S-1”) related to its initial public offering (“IPO”), was declared effective by the Securities and Exchange Commission (“SEC”). In connection with the IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of the Company’s registration statement on Form S-1 for its IPO (the “Common Stock Conversion”). As a result, 756.8 million shares of Class A common stock outstanding were converted to 90.4 million shares of common stock. All shares outstanding, per share amounts, and stock-based compensation awards disclosures, as applicable, for the three and six months ended June 29, 2024 have been adjusted to retrospectively reflect the Common Stock Conversion in the unaudited condensed consolidated interim financial statements and notes thereto.

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

The unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 28, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2026 or for any other future annual or interim period.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024 and may be applied prospectively or retrospectively. The adoption of ASU 2023-09 will result in modifications to the Company’s income tax disclosures beginning with the fiscal year ending January 3, 2026, however, the Company does not expect a material impact to the consolidated financial statements.

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

A portion of the Company's food costs are reimbursed through the federal Child and Adult Care Food Program. The program is operated by states to partially or fully offset the cost of food for children that meet certain criteria. The Company recognized food subsidies of $14.5 million and $13.4 million during the three months ended June 28, 2025 and June 29, 2024, and food subsidies of $26.6 million and $25.4 million during the six months ended June 28, 2025 and June 29, 2024, respectively, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive income.

The Company receives grant funding for teacher compensation, classroom supplies, and other center operating costs by applying to various governmental grant programs and agencies. Grants of $10.3 million and $4.9 million during the three months ended June 28, 2025 and June 29, 2024, and grants of $24.8 million and $7.1 million during the six months ended June 28, 2025 and June 29, 2024, respectively, were recognized as reimbursements offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive income.

The Company records grants receivable for grants that have met the Company's recognition criteria but have not yet been received as well as deferred grants for amounts received from government assistance that do not yet meet the Company’s recognition criteria. As of June 28, 2025 and December 28, 2024, the Company recorded $1.3 million and $1.8 million in grants receivable, respectively, within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. As of June 28, 2025 and December 28, 2024, the Company recorded $2.9 million and $7.4 million in deferred grants, respectively, within other current liabilities on the unaudited condensed consolidated balance sheets.

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

COVID-19 Related Stimulus is recognized as revenue or as cost reimbursements based on stipulations within each specific grant. The Company recognized $0.7 million during the six months ended June 28, 2025 and $14.9 million and $39.0 million during the three and six months ended June 29, 2024, respectively, in funding for reimbursement of center operating expenses, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive income. There were no amounts recognized during the three months ended June 28, 2025.

The Employee Retention Credit (“ERC”), established by the CARES Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, the Company applied for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. During both the three and six months ended June 28, 2025 and June 29, 2024, the Company recognized $30.1 million and $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $1.3 million and $0.5 million in interest income, respectively, in the unaudited condensed consolidated statements of operations and comprehensive income. As of June 28, 2025 and December 28, 2024, total deferred ERC liabilities were $12.3 million and $43.7 million, respectively, of which $12.3 million was recorded in other long-term liabilities as of June 28, 2025, and $31.4 and $12.3 million were recorded in other current liabilities and other long-term liabilities, respectively, as of December 28, 2024 on the unaudited condensed consolidated balance sheets. Additionally, as of both June 28, 2025 and December 28, 2024, the Company has $3.4 million in ERC receivables recorded in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets as there is reasonable assurance these reimbursements will be received. Refer to Note 20, Income Taxes, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K for further information regarding uncertain tax positions for ERC not yet recognized.

3.
ACQUISITIONS

The Company's growth strategy includes expanding and diversifying service offerings through acquiring high quality early childhood education centers.

2025 Acquisitions—During the six months ended June 28, 2025, the Company acquired 14 early childhood education centers in 12 separate business acquisitions which all were accounted for as business combinations. The centers were acquired for total consideration of $16.1 million, which included cash consideration of $14.6 million, contingent consideration of $1.2 million, and holdbacks of $0.3 million. Holdbacks are generally expected to be paid within one year of the acquisition closing date. The Company recorded goodwill of $13.7 million, which is deductible for tax purposes, and fixed assets of $2.6 million. The allocation of purchase price consideration is subject to further refinement as management's assessment of the valuation of property and equipment is not yet complete. The operating results for the acquired centers, which were not material to the Company’s overall financial results, are included in the unaudited condensed consolidated statements of operations and comprehensive income from the dates of acquisition.

The fair value of the contingent consideration is based on the probability and timing of the continuation of the lease of the related acquired center. The amounts are payable six to nine years from acquisition date and the range of undiscounted amounts payable under the asset purchase agreement is between zero and $1.2 million. Contingent consideration payable is recorded within other long-term liabilities on the Company's unaudited condensed consolidated balance sheets. As of June 28, 2025, there were no changes in the recognized amounts or range of outcomes of the contingent consideration from the acquisition. Refer to Note 8, Fair Value Measurements, for additional information related to the Company's contingent consideration payable.

2024 Acquisitions—During the six months ended June 29, 2024, the Company acquired 15 early childhood education centers in seven separate business acquisitions which all were accounted for as business combinations. The centers were acquired for cash consideration of $10.4 million. The Company recorded goodwill of $8.7 million, which is deductible for tax purposes, and fixed assets of $1.8 million. The operating results for the acquired centers, which were not material to the Company’s overall financial results, are included in the unaudited condensed consolidated statements of operations and comprehensive income from the dates of acquisition.

4.
REVENUE RECOGNITION

Contract Balances

The Company records deferred revenue when payments are received or due in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. Payment from parents for tuition is typically received in advance on a weekly or monthly basis, in which case the revenue is deferred and recognized as the performance obligation is satisfied. The Company has the unconditional right to consideration as it satisfies the performance obligations, therefore no contract assets are recognized. During the three and six months ended June 28, 2025, less than $0.1 million and $25.9 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of December 28, 2024. During the three and six months ended June 29, 2024, $0.1 million and $25.3 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of December 30, 2023.

The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are expensed as incurred in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

Disaggregation of Revenue

The following table disaggregates total revenue between education centers and school sites (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Early childhood education centers	$647,675	$641,172	$1,262,682	$1,246,455
Before- and after-school sites	52,435	48,761	105,672	98,148
Total revenue	$700,110	$689,933	$1,368,354	$1,344,603

A portion of revenue is generated from families whose tuition is subsidized by amounts received from government agencies. Subsidy revenue was $258.9 million and $241.4 million during the three months ended June 28, 2025 and June 29, 2024, and $499.0 million and $457.2 million during the six months ended June 28, 2025 and June 29, 2024, respectively, recognized within revenue in the unaudited condensed consolidated statements of operations and comprehensive income.

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

5.
GOODWILL

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 28, 2024	$1,119,714
Additions from acquisitions	13,707
Balance as of June 28, 2025	$1,133,421

6.
LEASES

Right-of-use (“ROU”) assets and lease liabilities balances were as follows (in thousands):

	June 28, 2025	December 28, 2024
Assets:
Operating lease right-of-use assets	$1,449,671	$1,373,064
Finance lease right-of-use assets	3,000	4,547
Total lease right-of-use assets	$1,452,671	$1,377,611
Liabilities—current:
Operating lease liabilities	$147,571	$144,919
Finance lease liabilities	923	1,406
Total current lease liabilities	148,494	146,325
Liabilities—long-term:
Operating lease liabilities	1,394,730	1,315,587
Finance lease liabilities	2,441	3,793
Total long-term lease liabilities	1,397,171	1,319,380
Total lease liabilities	$1,545,665	$1,465,705

Finance lease ROU assets are included in other assets and finance lease liabilities are included in other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 8, Fair Value Measurements, for information regarding impairment of ROU assets.

Lease Expense

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Lease expense:
Operating lease expense	$74,492	$72,723	$147,582	$142,933
Finance lease expense:
Amortization of right-of-use assets	331	388	681	775
Interest on lease liabilities	81	130	175	267
Short-term lease expense	3,223	1,670	5,998	3,446
Variable lease expense	18,901	17,144	36,871	34,211
Total lease expense	$97,028	$92,055	$191,307	$181,632

Other Information

The weighted average remaining lease term and the weighted average discount rate were as follows:

	June 28, 2025	December 28, 2024
Weighted average remaining lease term (in years) (Operating)	9	8
Weighted average remaining lease term (in years) (Finance)	4	4
Weighted average discount rate (Operating)	9.4%	9.4%
Weighted average discount rate (Finance)	9.2%	8.5%

Maturity of Lease Liabilities

The following table summarizes the maturity of lease liabilities as of June 28, 2025 (in thousands):

	Finance Leases	Operating Leases	Total Leases
Remainder of 2025	$608	$134,187	$134,795
2026	1,152	294,955	296,107
2027	1,057	279,666	280,723
2028	531	260,403	260,934
2029	255	241,081	241,336
Thereafter	349	1,077,653	1,078,002
Total lease payments	3,952	2,287,945	2,291,897
Less imputed interest	588	745,644	746,232
Present value of lease liabilities	3,364	1,542,301	1,545,665
Less current portion of lease liabilities	923	147,571	148,494
Long-term lease liabilities	$2,441	$1,394,730	$1,397,171

As of June 28, 2025, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $262.8 million. The leases are expected to commence between 2025 and 2027 and have initial lease terms of approximately 15 years.

The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are established based on the Company’s first lien term loan.

7.
OTHER CURRENT LIABILITIES

Other current liabilities included the following (in thousands):

	June 28, 2025	December 28, 2024
Self-insurance obligations	$32,762	$31,504
Long-term incentive plan	9,270	1,850
Deferred compensation plan	3,487	—
Deferred grants	2,928	7,408
Accrued rent	1,930	2,856
Uncertain tax positions	1,097	1,071
Financing lease obligations	923	1,406
Promissory notes	314	328
Deferred employee retention credits	—	31,370
Other	1,233	3,640
Total other current liabilities	$53,944	$81,433

8.
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

Investments held for the Deferred Compensation Plan—The Company records the fair value of the investments and cash and cash equivalents held for the deferred compensation plan in other assets on the unaudited condensed consolidated balance sheets. The carrying value of cash and cash equivalents held in the fund approximates fair value, and the amounts were not material as of June 28, 2025 and December 28, 2024. The investments held in the plan consist of mutual funds and money market funds with fair values that can be corroborated by prices for identical assets and therefore are classified as Level 1 investments under the fair value hierarchy.

The following tables summarize the composition of the underlying investments in the Company's deferred compensation plan trust assets, excluding cash and cash equivalents (in thousands):

	Fair Value Measurements Using
	Balance as of June 28, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,375	$6,375	$—	$—
Mutual Funds	33,480	33,480	—	—
	$39,855	$39,855	$—	$—

	Fair Value Measurements Using
	Balance as of December 28, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,499	$6,499	$—	$—
Mutual Funds	31,432	31,432	—	—
	$37,931	$37,931	$—	$—

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

The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Balance at December 28, 2024	$—
Issuance of contingent consideration	1,200
Balance at June 28, 2025	$1,200

Derivative Financial Instruments—The Company's derivative financial instruments include interest rate derivative contracts. The fair value of derivative financial instruments is determined using observable market inputs such as quoted prices for similar instruments, forward pricing curves, and interest rates, and considers nonperformance risk of the Company and its counterparties, and as such, derivative financial instruments are classified as Level 2. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contracts. The Company elects to record its derivative financial instruments at net fair value on the unaudited condensed consolidated balance sheets. As of June 28, 2025 and December 28, 2024, $0.7 million and $2.0 million, respectively, related to the Company's interest rate derivative contracts were recorded in prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. As of June 28, 2025, $5.8 million related to the Company's interest rate derivative contracts were recorded in other long-term liabilities, and as of December 28, 2024, $1.7 million related to the Company's interest rate derivative contracts were recorded in other assets on the unaudited condensed consolidated balance sheets. Refer to Note 10, Risk Management and Derivatives, for additional information regarding the Company’s derivative financial instruments.

Long-Term Debt—The Company records long-term debt on the unaudited condensed consolidated balance sheets at adjusted cost, net of unamortized issuance costs. The estimated fair value of first lien term loans was $965.6 million as of June 28, 2025 and $978.9 million as of December 28, 2024 and is based on mid-point prices, or prices for similar instruments from active markets, on the balance sheet date. Judgment is required to develop these estimates, and as such, the first lien term loan and the first lien revolving credit facility are classified as Level 2. Refer to Note 9, Long-term Debt, for additional information regarding the Company's long-term debt.

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

The following table presents the amount of impairment expense of long-lived assets (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Impairment of property and equipment	$2,010	$1,426	$3,459	$3,740
Impairment of lease right-of-use assets	225	95	286	2,143
Total impairment losses	$2,235	$1,521	$3,745	$5,883

Refer to Note 6, Leases, for additional information regarding the Company's ROU assets.

There were no transfers between levels within the fair value hierarchy during any of the periods presented.

9.
LONG-TERM DEBT

Long-term debt included the following (in thousands):

	June 28, 2025	December 28, 2024
First lien term loans	$964,380	$966,797
Debt issuance costs, net	(37,907)	(40,827)
Total debt	926,473	925,970
Current portion of long-term debt	(9,668)	(7,251)
Long-term debt, net	$916,805	$918,719

Senior Secured Credit Facilities—The Company's credit agreement, dated as of June 12, 2023 (as subsequently amended and restated) (the “Credit Agreement”) includes $1,229.3 million senior secured credit facilities which consist of a $966.8 million first lien term loan (the “First Lien Term Loan Facility”) and a $262.5 million revolving credit facility (“First Lien Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”).

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

All obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions. The Company's financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio. The First Lien Term Loan Facility net leverage ratio is required to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding under the First Lien Revolving Credit Facility, excluding all letters of credit, exceeds 35% of total revolving commitments on such date. Nonfinancial loan covenants restrict the Company’s ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates. As of June 28, 2025, the Company was in compliance with the covenants of the Credit Agreement.

An annual calculation of excess cash flows determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments.

As of June 28, 2025, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $194.4 million after giving effect to the outstanding letters of credit under the Credit Agreement of $68.1 million. Additionally, as of December 28, 2024, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $184.2 million after giving effect to the outstanding letters of credit under the Credit Agreement of $55.8 million.

The Company capitalized original issue discount and debt issuance costs of $0.1 million and $0.3 million during the three and six months ended June 28, 2025, respectively, related to the February 2025 amendment to the Credit Agreement. The Company capitalized original issue discount and debt issuance costs of less than $0.1 million and $0.9 million during the three and six months ended June 29, 2024, respectively, related to the March 2024 and April 2024 amendments to the Credit Agreement. These costs are being amortized over the terms of the related debt instruments and amortization expense is included within interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The Company did not incur any gain or loss on extinguishment of debt during the three and six months ended June 28, 2025. The Company recognized a $0.9 million loss on extinguishment of debt during the three and six months ended June 29, 2024, related to the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of the April 2024 amendment to the Credit Agreement. Losses from extinguishment of debt are recognized in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.

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

Remainder of 2025	$7,251
2026	9,668
2027	9,668
2028	9,668
2029	7,251
Thereafter	920,874
$964,380

Other Credit Facilities—In February 2024, the Company entered into a credit facilities agreement (the “LOC Agreement”) which allows for $20.0 million in letters of credit to be issued. The Company pays certain fees under the LOC Agreement, including fees on the outstanding balance of letters of credit at a rate of 5.95% per annum and fees on the unused portion of letters of credit at a rate of 0.25% per annum. Fees on the letters of credit are payable in arrears on the last business day of each March, June, September, and December. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, the Company issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility. The Company had $20.0 million outstanding letters of credit under the LOC Agreement as of June 28, 2025 and December 28, 2024.

10.
RISK MANAGEMENT AND DERIVATIVES

The Company is exposed to market risks, including the effect of changes in interest rates, and may use derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes. The Company may elect to designate certain derivatives as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management and strategy for undertaking hedge transactions.

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

In March 2025, the Company entered into two forward starting pay-fixed-receive-float interest rate swap contracts, one with a fixed interest rate of 3.72% per annum and the other with a fixed interest rate of 3.74% per annum, with a combined notional amount of $500.0 million through their maturity. The contracts will commence when the Company's current interest rate swap contracts expire on December 31, 2026 and will mature on December 31, 2027. The contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement. The Company will receive variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum.

As of June 28, 2025, the Company's derivatives are considered highly effective. The Company estimates that $0.7 million, before income taxes, of deferred gains recognized within accumulated other comprehensive (loss) income as of June 28, 2025 will be reclassified as a decrease in interest expense within the next 12 months. Actual amounts reclassified into net income during the next 12 months are dependent on changes in the three-month SOFR.

The following tables present the amounts affecting the unaudited condensed consolidated statements of operations and comprehensive income (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
	(Loss) Gain Recognized in Other Comprehensive Income	(Gain) Loss Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Total Effect on Other Comprehensive Income
Three Months Ended June 28, 2025
Interest rate derivative contracts	$(1,948)	$(870)	$(2,818)
Income tax effect	503	224	727
Net of income taxes	$(1,445)	$(646)	$(2,091)

Three Months Ended June 29, 2024
Interest rate derivative contracts (1)	$4,483	$62	$4,545
Income tax effect	(1,158)	(16)	(1,174)
Net of income taxes	$3,325	$46	$3,371

	Derivatives Designated as Cash Flow Hedging Instruments
	(Loss) Gain Recognized in Other Comprehensive Income	(Gain) Loss Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Total Effect on Other Comprehensive Income
Six Months Ended June 28, 2025
Interest rate derivative contracts	$(6,941)	$(1,818)	$(8,759)
Income tax effect	1,792	469	2,261
Net of income taxes	$(5,149)	$(1,349)	$(6,498)

Six Months Ended June 29, 2024
Interest rate derivative contracts (1)	$10,883	$65	$10,948
Income tax effect	(2,810)	(17)	(2,827)
Net of income taxes	$8,073	$48	$8,121
(1)
The amounts excluded from the assessment of hedge effectiveness reclassified into interest expense, which related to amortization of the interest rate cap premium, were $0.8 million and $1.7 million during the three and six months ended June 29, 2024, respectively.

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

11.
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income, net of tax, are comprised of unrealized gains and losses on cash flow hedging instruments, and were as follows (in thousands):

Balance as of December 30, 2023	$(313)
Other comprehensive gains before reclassifications	8,073
Reclassifications to net income of previously deferred losses	48
Balance as of June 29, 2024	$7,808

Balance as of December 28, 2024	$2,699
Other comprehensive losses before reclassifications	(5,149)
Reclassifications to net income of previously deferred gains	(1,349)
Balance as of June 28, 2025	$(3,799)

12.
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

The Company granted 0.1 million RSUs at a weighted average grant date fair value of $11.19 per RSU during the three months ended June 28, 2025. The Company granted 0.7 million stock options with an exercise price of $16.37 at a grant date fair value of $7.47 per stock option as well as 0.7 million RSUs at a weighted average grant date fair value of $15.74 per RSU during the six months ended June 28, 2025. Awards granted to employees during the six months ended June 28, 2025 have a service-based vesting condition for which the awards vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years, subject to the retirement eligibility of individual holders, and stock options have fixed 10-year terms for exercise. RSUs granted to the Company's board of directors during the six months ended June 28, 2025 have a service-based vesting condition for which the awards vest over the remaining term of service for the board member, or generally one year.

Stock-based Compensation Expense—Total stock-based compensation expense for all stock-based compensation awards was $3.5 million and $2.2 million during the three months ended June 28, 2025 and June 29, 2024, and $7.5 million and $19.1 million during the six months ended June 28, 2025 and June 29, 2024, respectively, and was recognized in selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense recognized during the six months ended June 29, 2024 includes $14.3 million in expense from the March 2024 distribution to profit interest unitholders and related modification to the 2015 Equity Incentive Plan, which was terminated in connection with the Company’s IPO in October 2024. As of June 28, 2025, the total unrecognized stock-based compensation expense for stock options and RSUs, net of estimated forfeitures, was $17.9 million, which will be recognized over the remaining weighted average period of 2.7 years.

13.
NET INCOME PER COMMON SHARE

The reconciliations of basic and diluted net income per common share for the three and six months ended June 28, 2025 and June 29, 2024 are set forth in the table below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income available to common shareholders, basic and diluted	$38,588	$28,535	$59,745	$26,784
Weighted average number of common shares outstanding, basic (1)	118,309	90,366	118,274	90,366
Effect of dilutive securities (1)	62	—	72	—
Weighted average number of common shares outstanding, diluted (1)	118,371	90,366	118,346	90,366
Net income per common share:
Basic (1)	$0.33	$0.32	$0.51	$0.30
Diluted (1)	$0.33	$0.32	$0.50	$0.30
(1)
The outstanding shares and per share amounts have been retrospectively adjusted to reflect the Common Stock Conversion for the three and six months ended June 29, 2024. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information.

Prior to the amendment to the Company's certificate of incorporation in October 2024 made in connection with the IPO and Common Stock Conversion, vested stock options under the 2022 Plan were contractually participating securities because stock option holders had a non-forfeitable right to receive dividends when the Company exceeds a stated distributable amount. The stated distributable amount was not met during the three and six months ended June 29, 2024, and therefore, the stock options were not considered as participating in undistributed earnings in the computation of basic and diluted net income per common share for the period. As a result of the amended certificate of incorporation in connection with the IPO, vested stock options are no longer contractually participating securities.

During the three and six months ended June 28, 2025, 2.5 million shares of common stock from stock options for both periods and 0.7 million and 0.5 million from RSUs, respectively, were excluded from the calculation of diluted net income per common share as their effect was antidilutive. During the three and six months ended June 29, 2024, stock options and RSUs were cash-settled and liability-classified, and therefore, no shares were available to be excluded from the calculation of diluted net income per common share. Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K for further information on the modifications to the 2022 Plan.

14.
INCOME TAXES

The Company’s effective tax rates were 27.3% and 26.7% for the three months ended June 28, 2025 and June 29, 2024, and 27.2% and 35.5% for the six months ended June 28, 2025 and June 29, 2024, respectively. Compared to the statutory rate, the differences in the effective tax rates for the three and six months ended June 28, 2025 and June 29, 2024 were primarily due to the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized during the respective three and six months, as well as state income taxes. These impacts were partially offset by the recognition of ERC refunds during the respective three and six months for which income tax expense had previously been recognized. Additionally, the effective tax rate for the six months ended June 29, 2024 was further impacted by tax expense related to nondeductible stock-based compensation.

Due to the unprecedented nature of ERC legislation and the changing administrative guidance, the Company recorded a receivable related to uncertain tax positions in December 2022 when applying for the ERC. As of December 28, 2024, the Company's receivable related to uncertain tax positions was $7.9 million and $3.1 million within prepaid expenses and other current assets and other assets, respectively, and as of June 28, 2025, the Company's receivable was reduced to $3.1 million within other assets on the unaudited condensed consolidated balance sheets in connection with the portion of ERC recognized during the six months ended June 28, 2025.

The Company considers all available positive and negative evidence when assessing the carrying amount of its deferred tax assets. Evidence includes the anticipated impact on future taxable income arising from the reversal of temporary differences, actual operating results for the trailing twelve quarters, the ongoing assessment of financial performance, and available tax planning strategies, if any, that management considers prudent and feasible. No valuation allowance was required as of June 28, 2025 and December 28, 2024. The Company will continue to reassess the carrying amount of its deferred tax assets.

The Company is no longer subject to examination by tax authorities for years before 2012.

15.
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

16.
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

In March 2024, the Company made a $320.0 million distribution to KC Parent, which was financed by proceeds from the incremental first lien term loan and cash on-hand and was recorded within additional paid-in capital on the consolidated balance sheets. KC Parent then paid a $276.9 million distribution to Class A unitholders and a $42.6 million distribution to profit interest unitholders pursuant to the KC Parent, LP Agreement and 2015 Equity Incentive Plan.

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

As of June 28, 2025, there were no amounts due to unconsolidated related parties. As of December 28, 2024, the Company had $0.1 million in related party payables due to Partners Group for management services provided prior to the termination of the agreement upon the Company's IPO.

During the three and six months ended June 28, 2025, the Company had no expenses recognized from unconsolidated related parties. During the three and six months ended June 29, 2024, the Company recognized $1.2 million and $2.4 million in Partners Group management services and $4.9 million and $9.5 million in related parties rent, respectively, in the unaudited condensed consolidated statements of operations and comprehensive income.

17.
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

As a single reportable segment entity, the GAAP measure utilized by the CODM to assess performance and allocate resources is the Company's consolidated net income. For example, the CODM uses consolidated net income to monitor budget versus actual results, make decisions on capital investments, as well as to measure market competition and achievement of Company strategic objectives. Consolidated revenue, significant segment expenses, and net income are reported on the unaudited condensed consolidated statements of operations and comprehensive income and the measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The accounting policies of the consolidated Company segment are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K.

18.
SUBSEQUENT EVENTS

On July 1, 2025, the Company entered into a repricing amendment to the Credit Agreement. As of the effective date of the amendment, the First Lien Term Loan Facility bears interest at a variable rate equal to SOFR plus 2.75% per annum. Additionally, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.00% and 2.50% per annum, and fees on the outstanding balance of letters of credit bear interest at an applicable rate between 2.00% and 2.50% per annum, both based on a pricing grid of the Company’s First Lien Term Loan Facility net leverage ratio. All other terms under the Credit Agreement remain unchanged. The Company expects to recognize a loss on extinguishment of debt, which is not expected to be material, as a result of the repricing amendment related to unamortized original issue discount and deferred financing costs that will be written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of the July 2025 amendment to the Credit Agreement.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business-related provisions. The legislation contains multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Certain domestic provisions, including changes to interest deductibility and bonus depreciation on business investments, are expected to be favorable to the Company. The Company is in the process of determining the impact OBBBA will have on the consolidated financial statements but does not expect a material impact to the Company's annual estimated effective tax rate or the overall consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and notes thereto for the three and six months ended June 28, 2025 and June 29, 2024 included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

KinderCare Learning Companies, Inc. (“the Company,” “we,” “us,” and “our”) is a leading provider of high-quality early childhood education (“ECE”) in the United States. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of 1,589 early childhood education centers with center capacity for 212,901 children and 1,043 before- and after-school sites located in 41 states and the District of Columbia as of June 28, 2025.

On October 8, 2024, our registration statement on Form S-1, as amended (File No. 333-281971) (“Form S-1”) related to our initial public offering (“IPO”), was declared effective by the SEC, and our IPO was completed on October 10, 2024. In connection with our IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of our registration statement on Form S-1 for our IPO (“Common Stock Conversion”). As a result, prior periods presented in our unaudited condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 28, 2025 have been adjusted to retrospectively reflect the Common Stock Conversion. Refer to Note 1 within the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 17 within the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for further information.

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

Occupancy improvement: We aim to improve occupancy rates across our portfolio. Historically, we increased our average occupancy through a combination of strategic investments in technology and talent, as well as implementing best practices at our centers to improve timely response to inquiring families and enhance quality tours. We invest significant resources into our technology infrastructure to support our center and site operations and interactions with families. As our occupancy grows, we have an opportunity to gain further operating leverage and improve profitability as we allocate fixed costs over more enrollments.

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

•
Expand footprint through greenfield development and strategic acquisitions. Our long-term revenue growth depends on the expansion of our footprint, either through opening new greenfield centers or acquiring centers. We have a rigorous integration approach to transition acquired centers into our portfolio that allows us to deliver a consistent level of quality, as expected by our clients and accreditors. Given the significant fragmentation in our industry, we expect to continue to pursue acquisitions complementary to our existing portfolio. Expansion will require cash investment, but we anticipate a long-term increase in both revenue and profit.
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

Key Performance Metrics

Total centers and sites

We measure and track the number of centers and sites because, as our number of centers and sites grow, it highlights our geographic expansion and potential growth in revenue. We believe this information is useful to investors as an indicator of revenue growth and operational expansion and can be used to measure and track our performance over time. We define the number of centers and sites as the number of centers and sites at the beginning of the period plus openings and acquisitions, minus any permanent closures for the period. A permanently closed center or site is a center or site that has ceased operations as of the end of the reporting period that management does not intend on reopening. During the three months ended June 28, 2025, management updated the definition of total before- and after-school sites to include sites that are temporarily closed as a result of the summer season to more accurately reflect the total sites that were operating during the year. Prior periods presented were adjusted to reflect the updated definition for comparative purposes.

	June 28,	December 28,	June 29,	December 30,
	2025	2024	2024	2023
Early childhood education centers	1,589	1,574	1,568	1,557
Before- and after-school sites	1,043	1,025	944	948
Total centers and sites	2,632	2,599	2,512	2,505

As of June 28, 2025, we operated 1,589 early childhood education centers with a center capacity for 212,901 children as compared to 1,568 early childhood education centers as of June 29, 2024, with a center capacity for 210,618 children. During the six months ended June 28, 2025, total centers increased by 15 due to acquiring 14 centers and opening eight centers, partially offset by seven permanent center closures. During the six months ended June 29, 2024, total centers increased by 11 due to acquiring 15 centers and opening five centers, partially offset by nine permanent center closures.

As of June 28, 2025, we operated 1,043 before- and after-school sites, an increase of 99 sites from 944 before- and after-school sites as of June 29, 2024. Total before- and after-school sites increased by 18 during the six months ended June 28, 2025 due to opening 47 sites, partially offset by 29 permanent site closures. Total before- and after-school sites decreased by four during the six months ended June 29, 2024 due to permanently closing 33 sites, partially offset by 29 site openings.

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Average weekly ECE FTEs	149,010	151,117	146,543	148,148

Average weekly ECE FTEs for the three months ended June 28, 2025 decreased by 2,107, or 1.4%, as compared to the three months ended June 29, 2024 primarily due to lower FTEs at same-centers, partially offset by FTEs at new and acquired centers.

Average weekly ECE FTEs for the six months ended June 28, 2025 decreased by 1,605, or 1.1%, as compared to the six months ended June 29, 2024 primarily due to lower FTEs at same-centers, partially offset by FTEs at new and acquired centers.

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

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
ECE same-center occupancy	71.0%	72.3%	70.0%	71.0%

ECE same-center occupancy decreased by 130 basis points for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024 primarily due to lower enrollment at same-centers.

ECE same-center occupancy decreased by 100 basis points for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024 primarily due to lower enrollment at same-centers.

ECE same-center revenue

ECE same-center revenue is revenues earned from centers that have been operated by us for at least 12 months as of the period end date and is a measure used by management to attribute a portion of our revenue to mature centers as compared to new or acquired centers. This metric is used by management and we believe is useful to investors as it highlights trends in our core operating performance. The following table is in thousands:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
ECE same-center revenue	$637,706	$632,293	$1,245,240	$1,230,813

ECE same-center revenue increased by $5.4 million, or 0.9%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024. ECE same-center revenue growth of $0.7 million, or 0.1%, was driven by centers that were classified as same-centers as of both June 28, 2025 and June 29, 2024. Additionally, $4.7 million of the increase in ECE same-center revenue was driven by the net impact of new and acquired centers not yet classified as same-centers as of June 29, 2024 and center closures as of June 28, 2025.

ECE same-center revenue increased by $14.4 million, or 1.2%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. ECE same-center revenue growth of $5.6 million, or 0.5%, was driven by centers that were classified as same-centers as of both June 28, 2025 and June 29, 2024. Additionally, $8.8 million of the increase in ECE same-center revenue was driven by the net impact of new and acquired centers not yet classified as same-centers as of June 29, 2024 and center closures as of June 28, 2025.

Components of Results of Operations

Revenue

Our revenue is derived primarily from tuition charged for providing early childhood education and care services at our centers and sites. The majority of tuition is paid by individual families and may be partially subsidized by amounts received from government agencies or employer sponsors. Subsidy revenue from government agencies was $258.9 million and $241.4 million during the three months ended June 28, 2025 and June 29, 2024, and $499.0 million and $457.2 million during the six months ended June 28, 2025 and June 29, 2024, respectively.

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

Depreciation and amortization

Our depreciation and amortization includes depreciation relating to centers and sites, field management, and corporate facilities as well as amortization related to finance lease right-of-use ("ROU") assets and definite-lived intangibles, such as client relationships and trade names and trademarks.

Selling, general, and administrative expenses

Selling, general, and administrative expenses include costs, primarily personnel related, associated with field management, corporate oversight, support of our centers and sites, and stock-based compensation.

Impairment losses

Our impairment losses relate to property and equipment, operating ROU assets, and definite-lived intangible assets.

Interest expense

Interest expense includes long-term debt interest, gain or loss on interest rate derivatives, amortization of debt issuance costs, and gain or loss on extinguishment of debt.

Interest income

Interest income includes interest earned on cash held in interest-bearing accounts.

Other income, net

Other income, net includes sub-lease income, miscellaneous insurance proceeds, contract settlements, and realized and unrealized gains and losses related to investment trust assets.

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

IPO and Related Transactions

In October 2024, our IPO was completed. Net proceeds from the IPO were primarily utilized to repay $608.0 million of outstanding principal on our first lien term loan (“First Lien Term Loan Facility”), which provided us the ability to enter into a repricing amendment to the credit agreement, dated as of June 12, 2023 (as subsequently amended and restated) (the “Credit Agreement”), to reduce the interest rates on our senior secured credit facilities. Additionally, we have incurred expenses during our transition to a public company that we had not previously incurred as a private company, including costs associated with public company reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which have impacted our results of operations.

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

COVID-19 Related Stimulus

During 2020 and 2021, the United States government approved several incremental stimulus funding programs for ECE providers in response to the coronavirus disease 2019 (“COVID-19”) pandemic, and as a result, we have received grants in the form of revenue or cost reimbursements (“COVID-19 Related Stimulus”). We recognized $0.7 million during the six months ended June 28, 2025 and $14.9 million and $39.0 million during the three and six months ended June 29, 2024, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment). There were no amounts recognized during the three months ended June 28, 2025. The federal programs funding the COVID-19 Related Stimulus were required to distribute all stimulus funding for stabilization of the child care industry by December 31, 2024, and we do not expect to receive a material amount of funding after that date. The variability of funding provided by COVID-19 Related Stimulus has impacted the comparability of our operating results for the periods presented, and the conclusion of the programs will have an impact on the comparability of future periods.

The Employee Retention Credit (“ERC”), established by the Coronavirus Aid, Relief and Economic Security Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, we applied for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met our recognition criteria. During both the three and six months ended June 28, 2025 and June 29, 2024, we recognized $30.1 million and $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $1.3 million and $0.5 million in interest income, respectively. The timing in recognition of the remaining deferred ERC liabilities will have an impact on the comparability of future periods.

Results of Operations

We operate as a single operating segment to reflect the way our chief operating decision maker reviews and assesses the performance of the business. Refer to Note 1 and Note 17 of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and Note 1 and Note 23 of our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for additional information regarding the Company's accounting policies and segment disclosures. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

The following table sets forth our results of operations including as a percentage of revenue for the three months ended June 28, 2025 and June 29, 2024 (in thousands, except per share data and percentages):

	Three Months Ended
	June 28, 2025		June 29, 2024
Revenue	$700,110		$689,933
Costs and expenses:
Cost of services (excluding depreciation and impairment)	519,477	74.2%	500,031	72.5%
Depreciation and amortization	31,074	4.4%	29,212	4.2%
Selling, general, and administrative expenses	78,648	11.2%	78,583	11.4%
Impairment losses	2,235	0.3%	1,521	0.2%
Total costs and expenses	631,434	90.2%	609,347	88.3%
Income from operations	68,676	9.8%	80,586	11.7%
Interest expense	20,073	2.9%	43,927	6.4%
Interest income	(1,424)	(0.2%)	(1,752)	(0.3%)
Other income, net	(3,049)	(0.4%)	(500)	(0.1%)
Income before income taxes	53,076	7.6%	38,911	5.6%
Income tax expense	14,488	2.1%	10,376	1.5%
Net income	$38,588	5.5%	$28,535	4.1%
Net income per common share:
Basic	$0.33		$0.32
Diluted	$0.33		$0.32
Weighted average number of common shares outstanding:
Basic	118,309		90,366
Diluted	118,371		90,366

The following table sets forth our results of operations including as a percentage of revenue for the six months ended June 28, 2025 and June 29, 2024 (in thousands, except per share data and percentages):

	Six Months Ended
	June 28, 2025		June 29, 2024
Revenue	$1,368,354		$1,344,603
Costs and expenses:
Cost of services (excluding depreciation and impairment)	1,035,665	75.7%	997,725	74.2%
Depreciation and amortization	61,051	4.5%	57,752	4.3%
Selling, general, and administrative expenses	150,375	11.0%	169,038	12.6%
Impairment losses	3,745	0.3%	5,883	0.4%
Total costs and expenses	1,250,836	91.4%	1,230,398	91.5%
Income from operations	117,518	8.6%	114,205	8.5%
Interest expense	40,181	2.9%	80,347	6.0%
Interest income	(2,083)	(0.2%)	(3,860)	(0.3%)
Other income, net	(2,651)	(0.2%)	(3,784)	(0.3%)
Income before income taxes	82,071	6.0%	41,502	3.1%
Income tax expense	22,326	1.6%	14,718	1.1%
Net income	$59,745	4.4%	$26,784	2.0%
Net income per common share:
Basic	$0.51		$0.30
Diluted	$0.50		$0.30
Weighted average number of common shares outstanding:
Basic	118,274		90,366
Diluted	118,346		90,366

Comparison of the Three Months Ended June 28, 2025 and June 29, 2024

Revenue

	Three Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
Early childhood education centers	$647,675	$641,172	$6,503	1.0%
Before- and after-school sites	52,435	48,761	3,674	7.5%
Total revenue	$700,110	$689,933	$10,177	1.5%

Total revenue increased by $10.2 million, or 1.5%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024.

Revenue from early childhood education centers increased by $6.5 million, or 1.0%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024, of which approximately 2% was from higher tuition rates, partially offset by approximately 1% from lower enrollment.

The increase in revenue from early childhood education centers was primarily driven by $5.4 million higher ECE same-center revenue. Additionally, revenue from new and acquired centers not yet classified as same-centers increased by $2.0 million during the three months ended June 28, 2025, partially offset by center closures.

Revenue from before- and after-school sites increased by $3.7 million, or 7.5%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024 primarily due to opening new sites.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $19.4 million, or 3.9%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024. This increase was driven by $7.9 million higher personnel costs due to increased wage rates, partially offset by lower grant-related bonuses and labor hours. Other center operating expenses increased by $7.0 million primarily as a result of operating more centers and sites, driven by higher food and supplies, janitorial and utilities costs, and property taxes. Additionally, rent expense increased $3.7 million primarily due to new and acquired centers. Lastly, the increase was also attributable to $0.8 million lower government assistance driven by a decrease in cost reimbursements, primarily related to the conclusion of certain COVID-19 Related Stimulus funding, partially offset by higher ERC recognized due to the timing of tax statute of limitations and qualifying creditable wages.

Depreciation and amortization

Depreciation and amortization increased by $1.9 million, or 6.4%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024. This increase was primarily driven by higher depreciation expense as a result of assets placed into service from new and acquired centers as well as from capital expenditures in fiscal 2024.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $0.1 million, or 0.1%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024. This increase was primarily driven by higher personnel costs related to an increase in the fair value of investments in our deferred compensation plan as well as an increase in stock-based compensation expense due to additional awards granted under the 2022 Incentive Award Plan. These increases were offset by a decrease in meeting and travel expenses primarily attributable to our field leadership summit held during the three months ended June 29, 2024.

Impairment losses

Impairment losses increased by $0.7 million, or 46.9%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024, primarily driven by higher fixed asset impairment due to more centers impaired.

Interest expense

Interest expense decreased by $23.9 million, or 54.3%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024. This decrease was primarily driven by lower outstanding principal and interest rates on the First Lien Term Loan Facility as a result of the October 2024 repayment and repricing amendment executed in conjunction with the IPO.

Interest income

Interest income decreased by $0.3 million, or 18.7%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024. This decrease was primarily driven by lower average interest rates on cash balances held in interest-bearing accounts, partially offset by higher interest income from ERC recognition.

Other income, net

Other income, net increased by $2.5 million, or 509.8%, for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024, primarily due to a $2.6 million net change in realized and unrealized holding gains on deferred compensation plan investment trust assets.

Income tax expense

Income tax expense increased by $4.1 million for the three months ended June 28, 2025 as compared to the three months ended June 29, 2024. The effective tax rate was 27.3% for the three months ended June 28, 2025 as compared to 26.7% for the three months ended June 29, 2024. Compared to the statutory rate, the differences in the effective tax rates for both the three months ended June 28, 2025 and June 29, 2024 were primarily due to the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized during the respective three months, as well as state income taxes. These impacts were partially offset by the recognition of ERC refunds during the respective three months for which the income tax expense had been previously recognized.

Comparison of the Six Months Ended June 28, 2025 and June 29, 2024

Revenue

	Six Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
Early childhood education centers	$1,262,682	$1,246,455	$16,227	1.3%
Before- and after-school sites	105,672	98,148	7,524	7.7%
Total revenue	$1,368,354	$1,344,603	$23,751	1.8%

Total revenue increased by $23.8 million, or 1.8%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024.

Revenue from early childhood education centers increased by $16.2 million, or 1.3%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024, of which approximately 2% was from higher tuition rates, partially offset by approximately 1% from lower enrollment.

The increase in revenue from early childhood education centers was primarily driven by $14.4 million higher ECE same-center revenue. Additionally, revenue from new and acquired centers not yet classified as same-centers increased by $3.1 million during the six months ended June 28, 2025, partially offset by center closures.

Revenue from before- and after-school sites increased by $7.5 million, or 7.7%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024 primarily due to opening new sites.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $37.9 million, or 3.8%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. This increase was driven by $12.7 million higher personnel costs due to increased wage rates, partially offset by lower grant-related bonuses and labor hours. The increase was also attributable to $11.6 million lower government assistance driven by a decrease in cost reimbursements, primarily related to the conclusion of certain COVID-19 Related Stimulus funding, partially offset by higher ERC recognized due to the timing of tax statute of limitations and qualifying creditable wages. Additionally, rent expense increased $7.7 million primarily due to new and acquired centers. Lastly, other center operating expenses increased by $6.0 million primarily as a result of operating more centers and sites, driven by higher janitorial and utilities costs, property taxes, as well as food and supplies.

Depreciation and amortization

Depreciation and amortization increased by $3.3 million, or 5.7%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. This increase was primarily due to higher depreciation expense as a result of assets placed into service from new and acquired centers as well as from capital expenditures in fiscal 2024.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $18.7 million, or 11.0%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. This decrease was primarily driven by lower stock-based compensation expense and bonus expense of $16.5 million due to the March 2024 distribution to holders of Class B profit interest units (“PIUs”) of KC Parent, LP (“KC Parent”), our direct parent prior to our IPO, and a related bonus to holders of restricted stock units (“RSUs”) and stock options during the six months ended June 30, 2024, partially offset by expense from additional awards granted under the 2022 Plan. Additionally, meeting and travel expenses decreased by $6.1 million primarily attributable to our field leadership summit held during the six months ended June 29, 2024.

Impairment losses

Impairment losses decreased by $2.1 million, or 36.3%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. This decrease was driven by lower ROU asset impairment from fewer centers impaired as a result of higher cash flow projections.

Interest expense

Interest expense decreased by $40.2 million, or 50.0%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. This decrease was primarily driven by lower outstanding principal and interest rates on the First Lien Term Loan Facility as a result of the October 2024 repayment and repricing amendment executed in conjunction with the IPO.

Interest income

Interest income decreased by $1.8 million, or 46.0%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. This decrease was primarily driven by lower cash balances in interest-bearing accounts held at lower average interest rates, partially offset by higher interest income from ERC recognition.

Other income, net

Other income, net decreased by $1.1 million, or 29.9%, for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024, primarily due to $1.5 million in gains recognized on miscellaneous insurance claims during the six months ended June 29, 2024.

Income tax expense

Income tax expense increased by $7.6 million for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. The effective tax rate was 27.2% for the six months ended June 28, 2025 as compared to 35.5% for the six months ended June 29, 2024. Compared to the statutory rate, the differences in the effective tax rates for both the six months ended June 28, 2025 and June 29, 2024 were primarily due to the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized during the respective six months, as well as state income taxes. These impacts were partially offset by the recognition of ERC refunds during the respective six months for which the income tax expense had been previously recognized. The effective tax rate for the six months ended June 29, 2024 was further impacted by additional tax expense related to nondeductible stock-based compensation.

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

EBIT, EBITDA, and Adjusted EBITDA

EBIT is defined as net income adjusted for interest and income tax expense. EBITDA is defined as EBIT adjusted for depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for impairment losses, stock-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, and other costs because these charges do not relate to the core operations of our business. We present EBIT, EBITDA, and adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. We believe adjusted EBITDA is helpful to investors in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

The following table shows EBIT, EBITDA, and adjusted EBITDA for the periods presented, and the reconciliation to its most comparable GAAP measure, net income, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net income	$38,588	$28,535	$59,745	$26,784
Add back:
Interest expense	20,073	43,927	40,181	80,347
Interest income	(1,424)	(1,752)	(2,083)	(3,860)
Income tax expense	14,488	10,376	22,326	14,718
EBIT	$71,725	$81,086	$120,169	$117,989
Add back:
Depreciation and amortization	31,074	29,212	61,051	57,752
EBITDA	$102,799	$110,298	$181,220	$175,741
Add back:
Impairment losses (1)	2,235	1,521	3,745	5,883
Stock-based compensation (2)	3,461	1,413	7,534	1,308
Management and advisory fee expenses (3)	—	1,216	—	2,432
Acquisition related costs (4)	—	—	—	16
Non-recurring distribution and bonus expense (5)	—	—	—	19,287
COVID-19 Related Stimulus, net (6)	(26,050)	(31,281)	(26,713)	(50,775)
Other costs (7)	—	3,184	210	6,899
Adjusted EBITDA	$82,445	$86,351	$165,996	$160,791

Adjusted net income and adjusted net income per common share

Adjusted net income is defined as net income adjusted for income tax expense, amortization of intangible assets, impairment losses, stock-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, loss on extinguishment of long-term debt, net, other costs, and non-GAAP income tax expense because these charges do not relate to the core operations of our business. Adjusted net income per common share is defined as the amount of adjusted net income per weighted average number of common shares outstanding. We present adjusted net income and adjusted net income per common share because we consider them to be important measures used to evaluate our operating performance internally. We believe the use of adjusted net income and adjusted net income per common share provides investors with consistency in the evaluation of the Company as they offer a meaningful comparison of past, present, and future operating results, as well as more useful financial comparisons to our peers. We believe these supplemental measures can be used to assess the financial performance of our business without regard to certain costs that are not representative of our continuing operations.

The following table shows adjusted net income and adjusted net income per common share for the periods presented and the reconciliation to the most comparable GAAP measure, net income and net income per common share, respectively, for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net income	$38,588	$28,535	$59,745	$26,784
Income tax expense	14,488	10,376	22,326	14,718
Net income before income tax	$53,076	$38,911	$82,071	$41,502
Add back:
Amortization of intangible assets	2,309	2,284	4,618	4,568
Impairment losses (1)	2,235	1,521	3,745	5,883
Stock-based compensation (2)	3,461	1,413	7,534	1,308
Management and advisory fee expenses (3)	—	1,216	—	2,432
Acquisition related costs (4)	—	—	—	16
Non-recurring distribution and bonus expense (5)	—	—	—	19,287
COVID-19 Related Stimulus, net (6)	(26,050)	(31,281)	(26,713)	(50,775)
Loss on extinguishment of long-term debt, net (8)	—	895	—	895
Other costs (7)	—	3,184	210	6,899
Adjusted income before income tax	35,031	18,143	71,465	32,015
Adjusted income tax expense (9)	9,042	4,683	18,445	8,263
Adjusted net income	$25,989	$13,460	$53,020	$23,752
Net income per common share: (10)
Basic	$0.33	$0.32	$0.51	$0.30
Diluted	$0.33	$0.32	$0.50	$0.30
Adjusted net income per common share: (10)
Basic	$0.22	$0.15	$0.45	$0.26
Diluted	$0.22	$0.15	$0.45	$0.26
Weighted average number of common shares outstanding: (10)
Basic	118,309	90,366	118,274	90,366
Diluted	118,371	90,366	118,346	90,366

Explanation of add backs:

(1)
Represents impairment charges for long-lived assets as a result of center closures and reduced operating performance at certain centers due to the impact of changing demographics in certain locations in which we operate and current macroeconomic conditions on our overall operations.
(2)
Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, Compensation: Stock Compensation, and excludes cash-settled, liability-classified stock-based compensation expense. The six months ended June 29, 2024 excludes $14.3 million in expense included within “Non-recurring distribution and bonus expense” as described in explanation (5) below.
(3)
Represents amounts incurred for management and advisory fees with related parties in connection with a management services agreement with Partners Group (USA), Inc., a related party of the Company’s ultimate parent, which was terminated upon completion of our IPO.
(4)
Represents costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration, and severance related costs. During the six months ended June 29, 2024, these costs were incurred related to the acquisition of Crème School.
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
(6)
Includes expense reimbursements and revenue arising from the COVID-19 pandemic, net of pass-through expenses incurred as a result of certain grant requirements. We recognized $0.7 million during the six months ended June 28, 2025 and $14.9 million and $39.0 million during the three and six months ended June 29, 2024, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment). Additionally, during both the three and six months ended June 28, 2025 and June 29, 2024, we recognized $30.1 million and $23.4 million of ERC offsetting cost of services (excluding depreciation and impairment) as well as $2.1 million and $2.6 million in professional fees in selling, general, and administrative expenses, respectively, as a result of calculating and filing for ERC. COVID-19 Related Stimulus is net of pass-through expenses incurred as stipulated within certain grants of $1.9 million during both the three and six months ended June 28, 2025 and $4.5 million and $9.2 million during the three and six months ended June 29, 2024, respectively.
(7)
Includes certain professional fees incurred for both contemplated and completed debt and equity transactions, as well as costs expensed in connection with prior contemplated offerings. For the six months ended June 28, 2025, other costs include $0.2 million in costs related to our IPO. For the three months ended June 29, 2024, other costs includes $1.4 million in costs related to our IPO and $0.7 million in transaction costs associated with our repricing on our senior secured credit facilities. For the six months ended June 29, 2024, other costs includes $2.9 million in transaction costs associated with our incremental first lien term loan and repricing on our senior secured credit facilities and $1.4 million in costs related to our IPO. These costs represent items management believes are not indicative of core operating performance.
(8)
Includes the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of certain amendments to our senior secured credit facilities. For the three and six months ended June 29, 2024, the loss on extinguishment of long-term debt is the result of the April 2024 repricing amendment to the Credit Agreement. During the three months ended December 28, 2024, management updated the definition of adjusted net income to include loss on extinguishment of long-term debt, net and has adjusted prior periods presented to reflect the updated definition for comparative purposes. Loss on extinguishment of long-term debt, net is not considered by management to be indicative of core operating performance.
(9)
Includes the tax effect of the non-GAAP adjustments, calculated using the appropriate federal and state statutory tax rate and the applicable tax treatment for each adjustment. The non-GAAP tax rate was 25.8% for the three and six months ended June 28, 2025 and June 29, 2024. Our statutory rate is re-evaluated at least annually.
(10)
The outstanding shares and per share amounts for the three and six months ended June 29, 2024 have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 1 within the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations, current cash balances, and borrowings available under our revolving credit facility (the “First Lien Revolving Credit Facility”). Our principal uses of cash are payments of our operating expenses, such as personnel salaries and benefits, debt service, and rents paid to landlords, as well as capital expenditures.

We expect to continue to meet our liquidity requirements for at least the next 12 months under current operating conditions with cash generated from operations, cash on hand, and to the extent necessary and available, through borrowings under the Credit Agreement. If the need arises for additional expenditures, we may seek additional funding. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. In the future, we may attempt to raise additional capital through the sale of equity securities or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. We cannot provide assurance that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Debt facilities

As of June 28, 2025, our Credit Agreement consists of a $966.8 million First Lien Term Loan Facility and a $262.5 million First Lien Revolving Credit Facility.

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

On July 1, 2025, subsequent to the end of the three and six months ended June 28, 2025, we entered into a repricing amendment to the Credit Agreement. As of the effective date of the amendment, the First Lien Term Loan Facility bears interest at a variable rate equal to SOFR plus 2.75% per annum. Additionally, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.00% and 2.50% per annum, based on a pricing grid of our First Lien Term Loan Facility net leverage ratio. All other terms under the Credit Agreement remained unchanged.

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

As of June 28, 2025, there were no outstanding borrowings under the First Lien Revolving Credit Facility and $68.1 million of outstanding letters of credit.

The interest rates effective as of June 28, 2025 were 7.55% on the First Lien Term Loan Facility, 2.50% on outstanding letters of credit as well as a 0.125% fronting fee on outstanding letters of credit, and 0.25% on the unused portion of the First Lien Revolving Credit Facility.

The weighted average interest rate during the six months ended June 28, 2025 for the First Lien Term Loan Facility was 7.60%.

All obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions.

Under the Credit Agreement, the financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio (as defined in the Credit Agreement) to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding on the First Lien Revolving Credit Facility (excluding all letters of credit) exceeds 35% of total revolving commitments on such date. As this threshold was not met as of June 28, 2025 the quarterly maximum First Lien Term Loan Facility net leverage ratio financial covenant was not in effect. Nonfinancial loan covenants restrict our ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates.

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

As of June 28, 2025, we were in compliance with all covenants of the Credit Agreement.

In February 2024, we entered into a credit facilities agreement, dated as of February 1, 2024, which allows for $20.0 million in letters of credit to be issued (“LOC Agreement”). We pay an interest rate of 5.95% on any outstanding balance and 0.25% on any unused portion. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, we issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility. As of June 28, 2025, there were $20.0 million outstanding letters of credit under the LOC Agreement.

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our debt facilities.

Cash flows

The following table summarizes our cash flows (in thousands) for the periods presented:

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash provided by operating activities	$133,490	$70,053
Cash used in investing activities	(72,190)	(65,800)
Cash used in financing activities	(4,601)	(64,862)
Net change in cash, cash equivalents, and restricted cash	56,699	(60,609)
Cash, cash equivalents, and restricted cash at beginning of period	62,430	156,412
Cash, cash equivalents, and restricted cash at end of period	$119,129	$95,803

Net cash provided by operating activities

Cash provided by operating activities increased by $63.4 million for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. Net income, adjusted for non-cash items, increased by $21.1 million primarily driven by lower interest expense, partially offset by a decrease in cost reimbursements from government assistance. The net changes in operating assets and liabilities resulted in a $42.3 million increase in cash primarily due to a change in tax position from prior periods combined with lower spend on our enterprise resource planning software system due to implementation in early fiscal 2025. Additionally, this increase was driven by higher accrued compensation and accrued interest due to the timing of the quarter-end.

Net cash used in investing activities

Cash used in investing activities increased by $6.4 million for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. The increase was driven by $4.8 million higher capital expenditures and $4.2 million increased payments for acquisitions. These increases were partially offset by a $3.9 million change in deferred compensation asset trusts as a result of decreased deposits and increased redemptions.

Net cash used in financing activities

Cash used in financing activities decreased by $60.3 million for the six months ended June 28, 2025 as compared to the six months ended June 29, 2024. The decrease was primarily due to $55.7 million net cash used for the March 2024 distribution to KC Parent in the prior period as well as $5.5 million lower principal payments of long-term debt driven by the timing of fiscal quarter ends.

Cash requirements

As of June 28, 2025, we had the following obligations:

•
Total lease obligations, including imputed interest, of $2.3 billion expected to be paid out as follows: $134.8 million for the remainder of fiscal 2025, $576.8 million in two to three years, $502.3 million in four to five years, and $1.1 billion thereafter through the maturity of our lease agreements. Refer to Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Long-term debt obligations, including interest, of $1.3 billion expected to be paid out as follows: $63.0 million for the remainder of fiscal 2025, $148.5 million in two to three years, $127.0 million in four to five years, and $963.1 million thereafter through June 2030 when the First Lien Term Loan Facility matures. Refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Self-insurance obligations of $74.1 million expected to be paid out as claims are settled and cash outflows cannot be estimated reliably.
•
Deferred compensation plan of $39.7 million expected to be paid out based on the individual plan participant and cash outflows cannot be estimated reliably.
•
Contingent consideration payable of $1.2 million expected to be paid out in six to nine years based on the probability and timing of the continuation of the lease of the related acquired center.
•
Promissory notes, including interest, of $0.5 million expected to be paid out as follows: $0.2 million for the remainder of fiscal 2025 and $0.3 million in two to three years.

•
Other liabilities of $4.2 million comprised of various payables expected to be paid out based on the contractual terms.
•
Service arrangements which include certain information technology, labor software, and maintenance services of $60.8 million expected to be paid out as follows: $7.6 million for the remainder of fiscal 2025, $22.4 million in two to three years, $17.1 million in four to five years, and $13.7 million thereafter.

Certain agreements may have cancellation penalties for which, if we were to cancel, we would be required to pay up to approximately $5.8 million. Other cancellation penalties cannot be estimated as we cannot predict the occurrence of future agreement cancellations. Refer to Note 11 and Note 14 of our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for additional detail related to our contractual obligations.

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

Interest Rate Risk

As of June 28, 2025, we had $926.5 million of variable-rate debt, net of debt issuance costs. We estimate that had the average interest rates on our borrowings outstanding under the Credit Agreement increased by 100 basis points, our interest expense would have increased by approximately $0.4 million during the three months ended June 28, 2025 and increased by approximately $0.8 million during the six months ended June 28, 2025, net of the effects of our interest rate derivatives.

We are exposed to interest rate risk and may use derivatives to manage variable interest rates on the First Lien Term Loan Facility and the First Lien Revolving Credit Facility. We do not hold or issue derivatives for trading or speculative purposes. We may enter into interest rate derivative contracts that are designated as cash flow hedges under ASC 815, Derivatives and Hedging, to effectively convert a portion of our variable-rate debt to a fixed-rate basis. In January 2024, we entered into a pay-fixed-receive-float interest rate swap with a notional amount of $400.0 million through its maturity and a fixed interest rate of 3.85% per annum. Additionally, in February 2024, we entered into two pay-fixed-receive-float interest rate swaps with a combined notional amount of $400.0 million through their maturity and a fixed interest rate of 3.89% per annum. These interest rate swap contracts commenced in June 2024 and will mature in December 2026. In March 2025, we entered into two forward starting pay-fixed-receive-float interest rate swap contracts with a combined notional amount of $500.0 million through their maturity, one with a fixed interest rate of 3.72% per annum and the other with a fixed interest rate of 3.74% per annum. These interest rate swap contracts will commence in December 2026, when our current swaps expire, and will mature in December 2027. The interest rate swap contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement and we will receive variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum. As of June 28, 2025, the derivatives are considered highly effective.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 28, 2025, due to a previously-disclosed material weakness in our internal control over financial reporting as described below.

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

Remediation Plan for Material Weakness

We are in the process of designing and implementing controls and taking other actions to remediate the material weakness described above, including implementing an enterprise resource planning ("ERP") software system. The material weakness will not be considered remediated until we complete the design and implementation of controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2025, we continued to refine business processes and control procedures due to the implementation of our new ERP system and efforts to remediate our material weakness. As this work is in progress, these changes are reasonably likely to materially affect our internal control over financial reporting by automating certain previously manual controls and standardizing business processes and reporting across our organization. We will continue to evaluate and monitor the impact as these changes evolve.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The information contained in Note 15, Commitments and Contingencies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

10.1

Amendment No. 5 to the Credit Agreement, dated February 11, 2025, by and among the Company, KUEHG Corp. and each of the other persons from time to time party thereto (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K (File No. 001-42367) filed on March 21, 2025 and incorporated herein by reference).

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

KinderCare Learning Companies, Inc.

Date: August 12, 2025	By:	/s/ Paul Thompson
	Name:	Paul Thompson
	Title:	Chief Executive Officer

Date: August 12, 2025	By:	/s/ Anthony Amandi
	Name:	Anthony Amandi
	Title:	Chief Financial Officer