Form 10-Q
period 2025-09-27
KinderCare Learning Companies, Inc.
filed 2025-11-12
CIK 1873529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

As of November 10, 2025, the registrant had 118,318,554 shares of common stock, $0.01 par value per share, outstanding.

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
•
our ability to adjust to shifts in workforce demographics, economic conditions, office environments and unemployment rates, and our ability to manage any adverse impact of a prolonged shutdown of the United States government on these factors;
•
our ability to hire and retain qualified teachers, management, employees, and maintain strong employee engagement;
•
the impact of public health crises on our business, financial condition and results of operations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

KinderCare Learning Companies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)

	September 27, 2025	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$174,733	$62,336
Accounts receivable, net	103,298	104,333
Prepaid expenses and other current assets	56,034	48,104
Total current assets	334,065	214,773
Property and equipment, net of accumulated depreciation of 575,498 and 522,650	430,736	418,524
Goodwill	1,137,181	1,119,714
Intangible assets, net of accumulated amortization of 155,363 and 148,593	422,996	429,766
Operating lease right-of-use assets	1,474,746	1,373,064
Other assets	83,769	89,626
Total assets	$3,883,493	$3,645,467
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$198,189	$152,660
Related party payables	—	119
Current portion of long-term debt	9,620	7,251
Operating lease liabilities—current	164,843	144,919
Deferred revenue	29,513	26,376
Other current liabilities	67,346	81,433
Total current liabilities	469,511	412,758
Long-term debt, net	921,268	918,719
Operating lease liabilities—long-term	1,421,150	1,315,587
Deferred income taxes, net	34,411	30,907
Other long-term liabilities	105,944	102,987
Total liabilities	2,952,284	2,780,958
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01; 25,000,000 shares authorized; no shares issued and outstanding as of September 27, 2025 and December 28, 2024	—	—
Common stock, par value $0.01; 750,000,000 shares authorized; 118,141,158 shares issued and outstanding as of September 27, 2025 and 117,984,749 shares issued and outstanding as of December 28, 2024	1,181	1,180
Additional paid-in capital	839,652	830,369
Retained earnings	94,556	30,261
Accumulated other comprehensive (loss) income	(4,180)	2,699
Total shareholders' equity	931,209	864,509
Total liabilities and shareholders' equity	$3,883,493	$3,645,467

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenue	$676,830	$671,476	$2,045,184	$2,016,079
Costs and expenses:
Cost of services (excluding depreciation and impairment)	543,139	521,093	1,578,804	1,518,818
Depreciation and amortization	31,019	29,641	92,070	87,393
Selling, general, and administrative expenses	73,043	65,110	223,418	234,148
Impairment losses	3,309	1,257	7,054	7,140
Total costs and expenses	650,510	617,101	1,901,346	1,847,499
Income from operations	26,320	54,375	143,838	168,580
Interest expense	24,095	39,459	64,276	119,806
Interest income	(1,731)	(1,260)	(3,814)	(5,120)
Other income, net	(2,249)	(1,937)	(4,900)	(5,721)
Income before income taxes	6,205	18,113	88,276	59,615
Income tax expense	1,655	4,154	23,981	18,872
Net income	$4,550	$13,959	$64,295	$40,743
Other comprehensive loss, net of tax:
Change in net losses on cash flow hedges	(381)	(14,406)	(6,879)	(6,285)
Total comprehensive income (loss)	$4,169	$(447)	$57,416	$34,458
Net income per common share:
Basic	$0.04	$0.15	$0.54	$0.45
Diluted	$0.04	$0.15	$0.54	$0.45
Weighted average number of common shares outstanding:
Basic	118,353	90,366	118,300	90,366
Diluted	118,413	90,366	118,368	90,366

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

(In thousands)

	Three Months Ended September 28, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of June 29, 2024	90,366	$904	$78,756	$149,885	$7,808	$237,353
Stock-based compensation			(1,331)			(1,331)
Other comprehensive loss, net of tax					(14,406)	(14,406)
Net income				13,959		13,959
Balance as of September 28, 2024	90,366	$904	$77,425	$163,844	$(6,598)	$235,575

	Three Months Ended September 27, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of June 28, 2025	118,123	$1,181	$836,891	$90,006	$(3,799)	$924,279
Issuance of common stock upon settlement of restricted stock units	27	—	—			—
Common stock withheld for taxes in net settlement of restricted stock units	(9)	—	(65)			(65)
Stock-based compensation			2,826			2,826
Other comprehensive loss, net of tax					(381)	(381)
Net income				4,550		4,550
Balance as of September 27, 2025	118,141	$1,181	$839,652	$94,556	$(4,180)	$931,209

	Nine Months Ended September 28, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 30, 2023	90,366	$904	$383,188	$123,101	$(313)	$506,880
Distribution to parent			(320,000)			(320,000)
Stock-based compensation			14,237			14,237
Other comprehensive loss, net of tax					(6,285)	(6,285)
Net income				40,743		40,743
Balance as of September 28, 2024	90,366	$904	$77,425	$163,844	$(6,598)	$235,575

	Nine Months Ended September 27, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 28, 2024	117,985	$1,180	$830,369	$30,261	$2,699	$864,509
Issuance of common stock upon settlement of restricted stock units	222	2	(2)			—
Common stock withheld for taxes in net settlement of restricted stock units	(66)	(1)	(850)			(851)
Stock-based compensation			10,135			10,135
Other comprehensive loss, net of tax					(6,879)	(6,879)
Net income				64,295		64,295
Balance as of September 27, 2025	118,141	$1,181	$839,652	$94,556	$(4,180)	$931,209

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Operating activities:
Net income	$64,295	$40,743
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92,070	87,393
Impairment losses	7,054	7,140
Change in deferred taxes	5,898	(761)
Loss on extinguishment of long-term debt, net	5,434	895
Amortization of debt issuance costs	4,635	4,956
Stock-based compensation	10,135	22,316
Realized and unrealized gains from investments held in deferred compensation asset trusts	(3,850)	(3,285)
Gain on disposal of property and equipment	(82)	(1,505)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,035	(12,936)
Prepaid expenses and other current assets	(9,888)	(15,809)
Other assets	7,381	(2,898)
Accounts payable and accrued liabilities	40,314	60,100
Leases	22,729	2,321
Deferred revenue	2,938	2,374
Other current liabilities	(14,456)	(19,549)
Other long-term liabilities	(1,241)	(14,759)
Related party payables	(119)	—
Cash provided by operating activities	234,282	156,736
Investing activities:
Purchases of property and equipment	(95,925)	(94,614)
Payments for acquisitions, net of cash acquired	(17,544)	(10,497)
Proceeds from the disposal of property and equipment	169	1,537
Investments in deferred compensation asset trusts	(4,885)	(6,767)
Proceeds from deferred compensation asset trust redemptions	3,762	1,639
Cash used in investing activities	(114,423)	(108,702)
Financing activities:
Payments of deferred offering costs	(275)	(1,725)
Distribution to parent	—	(320,000)
Proceeds from issuance of long-term debt	—	264,338
Principal payments of long-term debt	(4,834)	(7,933)
Payments of debt issuance costs	(317)	(230)
Repayments of promissory notes	(250)	(339)
Payments of financing lease obligations	(934)	(1,223)
Tax payments related to net settlement of restricted stock units	(851)	—
Cash used in financing activities	(7,461)	(67,112)
Net change in cash, cash equivalents, and restricted cash	112,398	(19,078)
Cash, cash equivalents, and restricted cash at beginning of period	62,430	156,412
Cash, cash equivalents, and restricted cash at end of period	$174,828	$137,334

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(In thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$174,733	$137,240
Restricted cash included within other assets	95	94
Total cash, cash equivalents, and restricted cash at end of period	$174,828	$137,334
Supplemental cash flow information:
Cash paid for interest	$49,833	$75,750
Cash paid for income taxes, net of refunds	15,008	37,079
Cash paid for amounts included in the measurement of operating lease liabilities	208,899	217,564
Non-cash operating activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$230,610	$143,824
Deferred cloud computing implementation costs included in accounts payable	25	—
Non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued liabilities	$11,083	$8,537
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	115	110
Reductions to finance lease right-of-use assets resulting from reductions to finance lease liabilities	1,261	—
Deferred offering costs included in accounts payable and accrued liabilities	—	6,997
Contingent consideration and holdbacks payable for acquisitions	1,300	—

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

Community-Based and Employer-Sponsored Early Childhood Education and Care—The Company provides early childhood education and care services, as well as back-up care, primarily marketed under the names KinderCare Learning Centers and Crème School. Additionally, the Company partners with employer sponsors under a variety of arrangements such as discounted rent, enrollment guarantees, or an arrangement whereby the center is managed by the Company in return for a management fee. As of September 27, 2025, the Company provided community-based and employer-sponsored early childhood education and care services through 1,595 centers with a licensed capacity of 213,709 children in 40 states and the District of Columbia.

Before- and After-School Educational Services—The Company provides before- and after-school educational services for preschool and school-age children under the name Champions. As of September 27, 2025, Champions offered educational services through 1,138 sites in 29 states and the District of Columbia. These sites primarily operate at elementary school facilities.

Initial Public Offering—On October 8, 2024, the Company’s registration statement on Form S-1, as amended (File No. 333-281971) (“Form S-1”) related to its initial public offering (“IPO”), was declared effective by the Securities and Exchange Commission (“SEC”). In connection with the IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of the Company’s registration statement on Form S-1 for its IPO (the “Common Stock Conversion”). As a result, 756.8 million shares of Class A common stock outstanding were converted to 90.4 million shares of common stock. All shares outstanding, per share amounts, and stock-based compensation awards disclosures, as applicable, for the three and nine months ended September 28, 2024 have been adjusted to retrospectively reflect the Common Stock Conversion in the unaudited condensed consolidated interim financial statements and notes thereto.

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

The unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 27, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2026 or for any other future annual or interim period.

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

Recently Issued Accounting Pronouncements—In September 2025, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance in Accounting Standards Codification (“ASC”) 350-40, Intangibles—Goodwill and Other—Internal-Use Software, by removing all references to software development project stages so that the guidance is neutral to different software development methods. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, and may be applied prospectively, retrospectively, or with a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient when applying the guidance in ASC 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The guidance is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, and should be applied prospectively. The Company does not expect this rule to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which requires a public business entity to disclose specific information about certain costs and expenses in the notes to the financial statements for interim and annual reporting periods. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

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

A portion of the Company's food costs are reimbursed through the federal Child and Adult Care Food Program. The program is operated by states to partially or fully offset the cost of food for children that meet certain criteria. The Company recognized food subsidies of $13.8 million and $13.2 million during the three months ended September 27, 2025 and September 28, 2024, and food subsidies of $40.4 million and $38.6 million during the nine months ended September 27, 2025 and September 28, 2024, respectively, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company receives grant funding from various governmental programs and agencies for expenses including teacher compensation, classroom supplies, and other center operating costs, a portion of which are incrementally incurred by the Company as stipulated by certain grant requirements. Grants of $12.0 million and $4.8 million during the three months ended September 27, 2025 and September 28, 2024, and grants of $36.8 million and $11.9 million during the nine months ended September 27, 2025 and September 28, 2024, respectively, were recognized as reimbursements offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company records grants receivable for grants that have met the Company's recognition criteria but have not yet been received as well as deferred grants for amounts received from government assistance that do not yet meet the Company’s recognition criteria. As of September 27, 2025 and December 28, 2024, the Company recorded $1.6 million and $1.8 million in grants receivable, respectively, within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. As of September 27, 2025 and December 28, 2024, the Company recorded $7.3 million and $7.4 million in deferred grants, respectively, within other current liabilities on the unaudited condensed consolidated balance sheets.

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

COVID-19 Related Stimulus is recognized as revenue or as cost reimbursements based on stipulations within each specific grant. The Company recognized $0.7 million during the nine months ended September 27, 2025 and $16.9 million and $55.9 million during the three and nine months ended September 28, 2024, respectively, in funding for reimbursement of center operating expenses, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive income (loss). There were no amounts recognized during the three months ended September 27, 2025.

The Employee Retention Credit (“ERC”), established by the CARES Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, the Company applied for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. During the nine months ended September 27, 2025 and September 28, 2024, the Company recognized $30.1 million and $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $1.3 million and $0.5 million in interest income, respectively, in the unaudited condensed consolidated statements of operations and comprehensive income (loss). No ERC was recognized during the three months ended September 27, 2025 and September 28, 2024. As of September 27, 2025 and December 28, 2024, total deferred ERC liabilities were $12.3 million and $43.7 million, respectively, of which $12.3 million was recorded in other long-term liabilities as of September 27, 2025, and $31.4 and $12.3 million were recorded in other current liabilities and other long-term liabilities, respectively, as of December 28, 2024 on the unaudited condensed consolidated balance sheets. Additionally, as of September 27, 2025 and December 28, 2024, the Company has $3.4 million in ERC receivables recorded in other assets and prepaid expenses and other current assets, respectively, on the unaudited condensed consolidated balance sheets as there is reasonable assurance these reimbursements will be received. The Company reclassified the ERC receivables from current to long-term as of September 27, 2025 due to a change in the estimated timing of when the payment will be received as a result of recent Internal Revenue Service processing delays. Refer to Note 20, Income Taxes, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K for further information regarding uncertain tax positions for ERC not yet recognized.

3.
ACQUISITIONS

The Company's growth strategy includes expanding and diversifying service offerings through acquiring high quality early childhood education centers.

2025 Acquisitions—During the nine months ended September 27, 2025, the Company acquired 20 early childhood education centers in 18 separate business acquisitions which all were accounted for as business combinations. The centers were acquired for total consideration of $18.8 million, which included cash consideration of $17.5 million, contingent consideration of $1.2 million, and holdbacks of $0.1 million. Holdbacks are generally expected to be paid within one year of the acquisition closing date. The Company recorded goodwill of $17.5 million, which is deductible for tax purposes, and fixed assets of $1.6 million. The allocation of purchase price consideration is subject to further refinement as management's assessment of the valuation of property and equipment and deferred taxes is not yet complete. The operating results for the acquired centers, which were not material to the Company’s overall financial results individually or in aggregate, are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) from the dates of acquisition.

The fair value of the contingent consideration is based on the probability and timing of the continuation of the lease of the related acquired center. The amounts are payable six to nine years from acquisition date and the range of undiscounted amounts payable under the asset purchase agreement is between zero and $1.2 million. Contingent consideration payable is recorded within other long-term liabilities on the Company's unaudited condensed consolidated balance sheets. As of September 27, 2025, there were no changes in the recognized amounts or range of outcomes of the contingent consideration from the acquisition. Refer to Note 8, Fair Value Measurements, for additional information related to the Company's contingent consideration payable.

2024 Acquisitions—During the nine months ended September 28, 2024, the Company acquired 16 early childhood education centers in eight separate business acquisitions which all were accounted for as business combinations. The centers were acquired for cash consideration of $10.5 million. The Company recorded goodwill of $8.7 million, which is deductible for tax purposes, and fixed assets of $1.9 million. The operating results for the acquired centers, which were not material to the Company’s overall financial results individually or in aggregate, are included in the unaudited condensed consolidated statements of operations and comprehensive income (loss) from the dates of acquisition.

4.
REVENUE RECOGNITION

Contract Balances

The Company records deferred revenue when payments are received or due in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. Payment from parents for tuition is typically received in advance on a weekly or monthly basis, in which case the revenue is deferred and recognized as the performance obligation is satisfied. The Company has the unconditional right to consideration as it satisfies the performance obligations, therefore no contract assets are recognized. During the three and nine months ended September 27, 2025, $0.1 million and $26.0 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of December 28, 2024. During the three and nine months ended September 28, 2024, $0.1 million and $25.4 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of December 30, 2023.

The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are expensed as incurred in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Disaggregation of Revenue

The following table disaggregates total revenue between education centers and school sites (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Early childhood education centers	$626,987	$626,439	$1,889,669	$1,872,894
Before- and after-school sites	49,843	45,037	155,515	143,185
Total revenue	$676,830	$671,476	$2,045,184	$2,016,079

A portion of revenue is generated from families whose tuition is subsidized by amounts received from government agencies. Subsidy revenue was $252.2 million and $242.6 million during the three months ended September 27, 2025 and September 28, 2024, and $751.2 million and $699.8 million during the nine months ended September 27, 2025 and September 28, 2024, respectively, recognized within revenue in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

5.
GOODWILL

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 28, 2024	$1,119,714
Additions from acquisitions	17,467
Balance as of September 27, 2025	$1,137,181

The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if impairment indicators exist. During the three months ended September 27, 2025, the Company’s publicly traded share price experienced continued decline resulting in a decrease in market capitalization. Accordingly, management completed an interim goodwill impairment assessment and concluded that it was not more likely than not that the fair values of its reporting units were less than the respective carrying amounts. There was no impairment of goodwill during both the three and nine months ended September 27, 2025 and September 28, 2024. Adverse changes in key assumptions, including sustained share price declines, higher discount rates, or weaker operating results, could reduce the excess of fair values over the carrying amounts and result in impairment in future periods.

6.
LEASES

Right-of-use (“ROU”) assets and lease liabilities balances were as follows (in thousands):

	September 27, 2025	December 28, 2024
Assets:
Operating lease right-of-use assets	$1,474,746	$1,373,064
Finance lease right-of-use assets	2,741	4,547
Total lease right-of-use assets	$1,477,487	$1,377,611
Liabilities—current:
Operating lease liabilities	$164,843	$144,919
Finance lease liabilities	913	1,406
Total current lease liabilities	165,756	146,325
Liabilities—long-term:
Operating lease liabilities	1,421,150	1,315,587
Finance lease liabilities	2,206	3,793
Total long-term lease liabilities	1,423,356	1,319,380
Total lease liabilities	$1,589,112	$1,465,705

Finance lease ROU assets are included in other assets and finance lease liabilities are included in other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 8, Fair Value Measurements, for information regarding impairment of ROU assets.

Lease Expense

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Lease expense:
Operating lease expense	$75,912	$73,212	$223,494	$216,145
Finance lease expense:
Amortization of right-of-use assets	259	392	940	1,167
Interest on lease liabilities	74	124	249	391
Short-term lease expense	2,620	2,256	8,618	5,702
Variable lease expense	19,594	17,702	56,465	51,913
Total lease expense	$98,459	$93,686	$289,766	$275,318

Other Information

The weighted average remaining lease term and the weighted average discount rate were as follows:

	September 27, 2025	December 28, 2024
Weighted average remaining lease term (in years) (Operating)	9	8
Weighted average remaining lease term (in years) (Finance)	4	4
Weighted average discount rate (Operating)	9.2%	9.4%
Weighted average discount rate (Finance)	9.1%	8.5%

Maturity of Lease Liabilities

The following table summarizes the maturity of lease liabilities as of September 27, 2025 (in thousands):

	Finance Leases	Operating Leases	Total Leases
Remainder of 2025	$289	$73,625	$73,914
2026	1,152	302,536	303,688
2027	1,057	287,600	288,657
2028	531	268,330	268,861
2029	255	248,665	248,920
Thereafter	349	1,158,048	1,158,397
Total lease payments	3,633	2,338,804	2,342,437
Less imputed interest	514	752,811	753,325
Present value of lease liabilities	3,119	1,585,993	1,589,112
Less current portion of lease liabilities	913	164,843	165,756
Long-term lease liabilities	$2,206	$1,421,150	$1,423,356

As of September 27, 2025, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $215.4 million. The leases are expected to commence between 2025 and 2026 and have initial lease terms of approximately 15 years.

The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are established based on the Company’s first lien term loan.

7.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities included the following (in thousands):

	September 27, 2025	December 28, 2024
Accounts payable	$58,464	$45,293
Accrued compensation and related expenses	94,006	69,551
Accrued property and other taxes	26,238	22,209
Accrued interest	16,209	11,691
Other	3,272	3,916
Total accounts payable and accrued liabilities	$198,189	$152,660

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

Investments held for the Deferred Compensation Plan—The Company records the fair value of the investments and cash and cash equivalents held for the deferred compensation plan in other assets on the unaudited condensed consolidated balance sheets. The carrying value of cash and cash equivalents held in the fund approximates fair value, and the amounts were not material as of September 27, 2025 and December 28, 2024. The investments held in the plan consist of mutual funds and money market funds with fair values that can be corroborated by prices for identical assets and therefore are classified as Level 1 investments under the fair value hierarchy.

The following tables summarize the composition of the underlying investments in the Company's deferred compensation plan trust assets, excluding cash and cash equivalents (in thousands):

	Fair Value Measurements Using
	Balance as of September 27, 2025	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,543	$6,543	$—	$—
Mutual Funds	36,148	36,148	—	—
	$42,691	$42,691	$—	$—

	Fair Value Measurements Using
	Balance as of December 28, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,499	$6,499	$—	$—
Mutual Funds	31,432	31,432	—	—
	$37,931	$37,931	$—	$—

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

The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Balance at December 28, 2024	$—
Issuance of contingent consideration	1,200
Balance at September 27, 2025	$1,200

Derivative Financial Instruments—The Company's derivative financial instruments include interest rate derivative contracts. The fair value of derivative financial instruments is determined using observable market inputs such as quoted prices for similar instruments, forward pricing curves, and interest rates, and considers nonperformance risk of the Company and its counterparties, and as such, derivative financial instruments are classified as Level 2. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contracts. The Company elects to record its derivative financial instruments at net fair value on the unaudited condensed consolidated balance sheets. As of September 27, 2025, interest rate derivatives of $0.8 million were recorded in other current liabilities and $4.8 million were recorded in other long-term liabilities on the unaudited condensed consolidated balance sheets. As of December 28, 2024, interest rate derivatives of $2.0 million were recorded in prepaid expenses and other current assets and $1.7 million were recorded in other assets on the unaudited condensed consolidated balance sheets. Refer to Note 10, Risk Management and Derivatives, for additional information regarding the Company’s derivative financial instruments.

Long-Term Debt—The Company records long-term debt on the unaudited condensed consolidated balance sheets net of unamortized issuance costs. The estimated fair value of first lien term loans was $961.4 million as of September 27, 2025 and $978.9 million as of December 28, 2024 and is based on mid-point prices, or prices for similar instruments from active markets, on the balance sheet date. Judgment is required to develop these estimates, and as such, the first lien term loan and the first lien revolving credit facility are classified as Level 2. Refer to Note 9, Long-term Debt, for additional information regarding the Company's long-term debt.

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

The following table presents the amount of impairment expense of long-lived assets (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Impairment of property and equipment	$2,799	$1,152	$6,258	$4,892
Impairment of lease right-of-use assets	510	105	796	2,248
Total impairment losses	$3,309	$1,257	$7,054	$7,140

Refer to Note 6, Leases, for additional information regarding the Company's ROU assets.

There were no transfers between levels within the fair value hierarchy during any of the periods presented.

9.
LONG-TERM DEBT

Long-term debt included the following (in thousands):

	September 27, 2025	December 28, 2024
First lien term loans	$961,963	$966,797
Debt issuance costs, net	(31,075)	(40,827)
Total debt	930,888	925,970
Current portion of long-term debt	(9,620)	(7,251)
Long-term debt, net	$921,268	$918,719

Senior Secured Credit Facilities—The Company's credit agreement, dated as of June 12, 2023 (as subsequently amended and restated) (the “Credit Agreement”) includes $1,224.5 million senior secured credit facilities which consist of a $962.0 million first lien term loan (the “First Lien Term Loan Facility”) and a $262.5 million revolving credit facility (“First Lien Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”).

In July 2025, the Company entered into a repricing amendment to the Credit Agreement. As of the effective date of the amendment, the applicable rates for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were reduced by 0.50%. As a result of the amendment, the First Lien Term Loan Facility bears interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.75% per annum. In addition, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.00% and 2.50% per annum, based on a pricing grid of the Company's First Lien Term Loan Facility net leverage ratio. All other terms under the Credit Agreement remain unchanged as a result of the amendment.

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

All obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions. The Company's financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio. The First Lien Term Loan Facility net leverage ratio is required to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding under the First Lien Revolving Credit Facility, excluding all letters of credit, exceeds 35% of total revolving commitments on such date. Nonfinancial loan covenants restrict the Company’s ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates. As of September 27, 2025, the Company was in compliance with the covenants of the Credit Agreement.

An annual calculation of excess cash flows determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments.

As of September 27, 2025, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $194.4 million after giving effect to the outstanding letters of credit under the Credit Agreement of $68.1 million. Additionally, as of December 28, 2024, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $184.2 million after giving effect to the outstanding letters of credit under the Credit Agreement of $55.8 million.

The Company capitalized original issue discount and debt issuance costs of less than $0.1 million and $0.3 million during the three and nine months ended September 27, 2025, respectively, related to the February 2025 and July 2025 amendments to the Credit Agreement. The Company capitalized original issue discount and debt issuance costs of $0.9 million during the nine months ended September 28, 2024, related to the March 2024 and April 2024 amendments to the Credit Agreement. These costs are being amortized over the terms of the related debt instruments and amortization expense is included within interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). No debt issuance costs were incurred during the three months ended September 28, 2024.

The Company recognized a $5.4 million loss on extinguishment of debt during the three and nine months ended September 27, 2025, related to the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of the July 2025 amendment to the Credit Agreement. The Company recognized a $0.9 million loss on extinguishment of debt during the nine months ended September 28, 2024, related to the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of the April 2024 amendment to the Credit Agreement. Losses from extinguishment of debt are recognized in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The Company did not incur any gain or loss on extinguishment of debt during the three months ended September 28, 2024.

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

Future principal payments on long-term debt for the remaining fiscal year ending January 3, 2026 and for the fiscal years thereafter are as follows (in thousands):

Remainder of 2025	$4,810
2026	9,620
2027	9,620
2028	9,620
2029	7,215
Thereafter	921,078
$961,963

Other Credit Facilities—In February 2024, the Company entered into a credit facilities agreement (the “LOC Agreement”) which allows for $20.0 million in letters of credit to be issued. The Company pays certain fees under the LOC Agreement, including fees on the outstanding balance of letters of credit at a rate of 5.95% per annum and fees on the unused portion of letters of credit at a rate of 0.25% per annum. Fees on the letters of credit are payable in arrears on the last business day of each March, June, September, and December. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, the Company issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility. The Company had $20.0 million outstanding letters of credit under the LOC Agreement as of September 27, 2025 and December 28, 2024.

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

Cash Flow Hedges—For interest rate derivative contracts that are designated and qualify as cash flow hedges, unrealized gains or losses resulting from changes in fair value of the derivative contracts are reported as a component of other comprehensive income or loss, inclusive of the related income tax effects, within the consolidated statements of operation and comprehensive income (loss). Gains and losses are reclassified into interest expense when realized, with the related income tax effects reclassified into income tax expense, during the same period in which interest expense is recognized on the hedged item, the First Lien Term Loan Facility. The Company classifies the cash flows at settlement from these designated cash flow hedges in the same category as the cash flows from the related hedged items within the cash provided by operations component of the unaudited condensed consolidated statements of cash flows.

In October 2022, the Company entered into an interest rate cap contract on approximately half of the variable rate debt under the Senior Secured Credit Facilities. The cap commenced on December 31, 2022 and provided protection in the form of variable payments from a counterparty in the event that the three-month SOFR increased above 4.85%. The notional amount of the derivative decreased quarterly as principal payments were made on the First Lien Term Loan Facility. The notional amount was $659.8 million immediately prior to its expiration on June 28, 2024. The Company paid an initial premium of $5.0 million for the interest rate cap. The Company elected to exclude the change in the time value of the interest rate cap from the assessment of hedge effectiveness and amortized the initial value of the premium over the life of the contract. The premium amortization was recognized in interest expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The derivative was considered highly effective through its expiration on June 28, 2024.

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

As of September 27, 2025, the Company's derivatives are considered highly effective. The Company estimates that $0.8 million, before income taxes, of deferred losses recognized within accumulated other comprehensive (loss) income as of September 27, 2025 will be reclassified as an increase in interest expense within the next 12 months. Actual amounts reclassified into net income during the next 12 months are dependent on changes in the three-month SOFR.

The following tables present the amounts affecting the unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
	Gain (Loss) Recognized in Other Comprehensive Loss	Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Total Effect on Other Comprehensive Loss
Three Months Ended September 27, 2025
Interest rate derivative contracts	$337	$(851)	$(514)
Income tax effect	(87)	220	133
Net of income taxes	$250	$(631)	$(381)

Three Months Ended September 28, 2024
Interest rate derivative contracts (1)	$(17,564)	$(1,857)	$(19,421)
Income tax effect	4,535	480	5,015
Net of income taxes	$(13,029)	$(1,377)	$(14,406)

	Derivatives Designated as Cash Flow Hedging Instruments
	Loss Recognized in Other Comprehensive Loss	Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Total Effect on Other Comprehensive Loss
Nine Months Ended September 27, 2025
Interest rate derivative contracts	$(6,604)	$(2,669)	$(9,273)
Income tax effect	1,705	689	2,394
Net of income taxes	$(4,899)	$(1,980)	$(6,879)

Nine Months Ended September 28, 2024
Interest rate derivative contracts (1)	$(6,681)	$(1,792)	$(8,473)
Income tax effect	1,725	463	2,188
Net of income taxes	$(4,956)	$(1,329)	$(6,285)
(1)
The amount excluded from the assessment of hedge effectiveness reclassified into interest expense, which related to amortization of the interest rate cap premium, was $1.7 million during the nine months ended September 28, 2024. No amount was excluded from the assessment of hedge effectiveness during the three months ended September 28, 2024.

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

11.
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income, net of tax, are comprised of unrealized gains and losses on cash flow hedging instruments, and were as follows (in thousands):

Balance as of December 30, 2023	$(313)
Other comprehensive losses before reclassifications	(4,956)
Reclassifications to net income of previously deferred gains	(1,329)
Balance as of September 28, 2024	$(6,598)

Balance as of December 28, 2024	$2,699
Other comprehensive losses before reclassifications	(4,899)
Reclassifications to net income of previously deferred gains	(1,980)
Balance as of September 27, 2025	$(4,180)

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

There were no stock options or RSUs granted during the three months ended September 27, 2025. The Company granted 0.7 million stock options with an exercise price of $16.37 at a grant date fair value of $7.47 per stock option as well as 0.7 million RSUs at a weighted average grant date fair value of $15.74 per RSU during the nine months ended September 27, 2025. Awards granted to employees during the nine months ended September 27, 2025 have a service-based vesting condition for which the awards vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years, subject to the retirement eligibility of individual holders, and stock options have fixed 10-year terms for exercise. RSUs granted to the Company's board of directors during the nine months ended September 27, 2025 have a service-based vesting condition for which the awards vest over the remaining term of service for the board member, or generally one year.

Stock-based Compensation Expense—Total stock-based compensation expense for all stock-based compensation awards was $2.8 million and $3.2 million during the three months ended September 27, 2025 and September 28, 2024, and $10.4 million and $22.3 million during the nine months ended September 27, 2025 and September 28, 2024, respectively, and was recognized in selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense recognized during the nine months ended September 28, 2024 includes $14.3 million in expense from the March 2024 distribution to profit interest unitholders and related modification to the 2015 Equity Incentive Plan, which was terminated in connection with the Company’s IPO in October 2024. As of September 27, 2025, the total unrecognized stock-based compensation expense for stock options and RSUs, net of estimated forfeitures, was $14.8 million, which will be recognized over the remaining weighted average period of 2.5 years.

13.
NET INCOME PER COMMON SHARE

The reconciliations of basic and diluted net income per common share for the three and nine months ended September 27, 2025 and September 28, 2024 are set forth in the table below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income available to common shareholders, basic and diluted	$4,550	$13,959	$64,295	$40,743
Weighted average number of common shares outstanding, basic (1)	118,353	90,366	118,300	90,366
Effect of dilutive securities (1)	60	—	68	—
Weighted average number of common shares outstanding, diluted (1)	118,413	90,366	118,368	90,366
Net income per common share:
Basic (1)	$0.04	$0.15	$0.54	$0.45
Diluted (1)	$0.04	$0.15	$0.54	$0.45
(1)
The outstanding shares and per share amounts have been retrospectively adjusted to reflect the Common Stock Conversion for the three and nine months ended September 28, 2024. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for further information.

Prior to the amendment to the Company's certificate of incorporation in October 2024 made in connection with the IPO and Common Stock Conversion, vested stock options under the 2022 Plan were contractually participating securities because stock option holders had a non-forfeitable right to receive dividends when the Company exceeds a stated distributable amount. The stated distributable amount was not met during the three and nine months ended September 28, 2024, and therefore, the stock options were not considered as participating in undistributed earnings in the computation of basic and diluted net income per common share for the period. As a result of the amended certificate of incorporation in connection with the IPO, vested stock options are no longer contractually participating securities.

During the three and nine months ended September 27, 2025, 2.5 million shares of common stock from stock options for both periods and 0.8 million and 0.6 million from RSUs, respectively, were excluded from the calculation of diluted net income per common share as their effect was antidilutive. During the three and nine months ended September 28, 2024, stock options and RSUs were cash-settled and liability-classified, and therefore, no shares were available to be excluded from the calculation of diluted net income per common share. Refer to Note 17, Shareholders' Equity, Member's Equity, and Equity-based Compensation, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K for further information on the modifications to the 2022 Plan.

14.
INCOME TAXES

The Company’s effective tax rates were 26.7% and 22.9% for the three months ended September 27, 2025 and September 28, 2024, and 27.2% and 31.7% for the nine months ended September 27, 2025 and September 28, 2024, respectively. Compared to the statutory rate, the differences in the effective tax rates for both the three months ended September 27, 2025 and September 28, 2024 were primarily due to state income taxes. Additionally, the effective tax rate for the three months ended September 28, 2024 was partially offset by the benefit of tax credits. Compared to the statutory rate, the differences in the effective tax rates for both the nine months ended September 27, 2025 and September 28, 2024 were primarily due to the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized during the respective nine month period and state income taxes, partially offset by the impact of ERC recognized during the respective nine month period. Additionally, the effective tax rate for the nine months ended September 28, 2024 was further impacted by tax expense related to nondeductible equity-based compensation.

Due to the unprecedented nature of ERC legislation and the changing administrative guidance, the Company recorded a receivable related to uncertain tax positions in December 2022 when applying for the ERC. As of December 28, 2024, the Company's receivable related to uncertain tax positions was $7.9 million and $3.1 million within prepaid expenses and other current assets and other assets, respectively, and as of September 27, 2025, the Company's receivable was reduced to $3.1 million within other assets on the unaudited condensed consolidated balance sheets in connection with the portion of ERC recognized during the nine months ended September 27, 2025.

In July 2025, the One Big Beautiful Bill Act was signed into law, enacting significant changes to the United States federal income tax rules. The enactment of this legislation did not have a material impact on the Company's effective tax rate for the three and nine months ended September 27, 2025.

The Company considers all available positive and negative evidence when assessing the carrying amount of its deferred tax assets. Evidence includes the anticipated impact on future taxable income arising from the reversal of temporary differences, actual operating results for the trailing twelve quarters, the ongoing assessment of financial performance, and available tax planning strategies, if any, that management considers prudent and feasible. No valuation allowance was required as of September 27, 2025 and December 28, 2024. The Company will continue to reassess the carrying amount of its deferred tax assets.

The Company is no longer subject to examination by tax authorities for years before 2012.

15.
COMMITMENTS AND CONTINGENCIES

Litigation—The Company is subject to claims and litigation arising in the ordinary course of business. Loss contingencies for these claims and litigation are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. The Company believes the accruals recorded in the unaudited condensed consolidated interim financial statements are adequate in light of the probable and estimable liabilities. The Company believes that none of the claims or litigation of which it is aware will materially affect the unaudited condensed consolidated interim financial statements, although assurance cannot be given with respect to the ultimate outcome of any such claims or actions.

Securities Class Action

On August 12, 2025, a purported Company stockholder filed a securities class action complaint in the United States District Court for the District of Oregon against the Company, Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, Preston Grasty, each of whom were officers or directors at the time of the Company's IPO, Partners Group Holding AG, our majority stockholder, and the representatives of the underwriters in the Company's IPO, Goldman Sachs & Co LLC, Morgan Stanley & Co LLC, Barclays Capital Inc., and UBS Securities LLC. The complaint alleges that defendants violated Sections 11 and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, and costs on behalf of purchasers and/or acquirers of common stock issued in the IPO, as well as unspecified equitable relief. The Company intends to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

16.
RELATED PARTY TRANSACTIONS

Management Services Agreement—In August 2015, the Company entered into a management services agreement with Partners Group (USA), Inc. (“Partners Group”), a related party of the Company’s former ultimate parent, pursuant to which Partners Group agreed to provide certain management and advisory services to the Company on an ongoing basis for an annual management fee of $4.9 million payable in equal quarterly installments. Management services expense is included in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss). In connection with the IPO, the management services agreement with Partners Group was terminated in October 2024 in accordance with its terms.

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

Lease Agreements—The Company is the lessee in several lease agreements in which a former limited partner of KC Parent has ownership interest in the lessor entities. Following the distribution of KC Parent's shares of the Company's common stock in October 2024, the former limited partner of KC Parent is not considered a related party and rent expense associated with these lessor entities no longer represents a related party transaction. Rent expense is included in cost of services (excluding depreciation and impairment) and selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

As of September 27, 2025, there were no amounts due to unconsolidated related parties. As of December 28, 2024, the Company had $0.1 million in related party payables due to Partners Group for management services provided prior to the termination of the agreement upon the Company's IPO.

During the three and nine months ended September 27, 2025, the Company had no expenses recognized from unconsolidated related parties. During the three and nine months ended September 28, 2024, the Company recognized $1.2 million and $3.6 million in Partners Group management services and $4.6 million and $14.1 million in related parties rent, respectively, in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

As a single reportable segment entity, the GAAP measure utilized by the CODM to assess performance and allocate resources is the Company's consolidated net income. For example, the CODM uses consolidated net income to monitor budget versus actual results, make decisions on capital investments, as well as to measure market competition and achievement of Company strategic objectives. Consolidated revenue, significant segment expenses, and net income are reported on the unaudited condensed consolidated statements of operations and comprehensive income (loss) and the measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The accounting policies of the consolidated Company segment are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies, within the audited consolidated financial statements for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended September 27, 2025 and September 28, 2024 included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2024 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

KinderCare Learning Companies, Inc. (“the Company,” “we,” “us,” and “our”) is a leading provider of high-quality early childhood education (“ECE”) in the United States. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of 1,595 early childhood education centers with center capacity for 213,709 children and 1,138 before- and after-school sites located in 41 states and the District of Columbia as of September 27, 2025.

On October 8, 2024, our registration statement on Form S-1, as amended (File No. 333-281971) (“Form S-1”) related to our initial public offering (“IPO”), was declared effective by the SEC, and our IPO was completed on October 10, 2024. In connection with our IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of our registration statement on Form S-1 for our IPO (“Common Stock Conversion”). As a result, prior periods presented in our unaudited condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 27, 2025 have been adjusted to retrospectively reflect the Common Stock Conversion. Refer to Note 1 within the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 17 within the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for further information.

Factors Affecting Results of Operations

The following factors, among others described herein, have been important to our business and we expect them to impact our results of operations and financial condition in future periods:

•
Increase revenues through improved occupancy and consistent price increases. Our future revenue growth is in part dependent on us continuing to grow revenues across our portfolio of centers. We invest in developing our brands, which have become widely recognized in the ECE market. Although we expect marketing activities to increase our cost of services, we expect them to positively impact our results of operations in the future.

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
•
Develop and nurture other revenue streams and expand service offerings. Supporting services adjacent to our ECE business provide diversification and drives incremental revenue. Leveraging our employer relationships, our business-to-business offerings, which include tuition benefits programs and employer-sponsored centers, are poised for growth as employers are increasingly recognizing the importance of supporting their employees with access to quality ECE programs. In the before- and after-school programs market we have contracts with approximately 2% of the nearly 64,000 elementary schools in the United States, providing significant opportunity to continue to grow our footprint.
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

	September 27,	December 28,	September 28,	December 30,
	2025	2024	2024	2023
Early childhood education centers	1,595	1,574	1,573	1,557
Before- and after-school sites	1,138	1,025	1,018	948
Total centers and sites	2,733	2,599	2,591	2,505

As of September 27, 2025, we operated 1,595 early childhood education centers with a center capacity for 213,709 children as compared to 1,573 early childhood education centers as of September 28, 2024, with a center capacity for 210,972 children. During the nine months ended September 27, 2025, total centers increased by 21 due to acquiring 20 centers and opening 13 centers, partially offset by 12 permanent center closures. During the nine months ended September 28, 2024, total centers increased by 16 due to acquiring 16 centers and opening 10 centers, partially offset by 10 permanent center closures.

As of September 27, 2025, we operated 1,138 before- and after-school sites, an increase of 120 sites from 1,018 before- and after-school sites as of September 28, 2024. Total before- and after-school sites increased by 113 during the nine months ended September 27, 2025 due to opening 212 sites, partially offset by 99 permanent site closures. Total before- and after-school sites increased by 70 during the nine months ended September 28, 2024 due to opening 155 sites, partially offset by 85 permanent site closures.

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Average weekly ECE FTEs	140,515	143,298	144,534	146,532

Average weekly ECE FTEs for the three months ended September 27, 2025 decreased by 2,783, or 1.9%, as compared to the three months ended September 28, 2024 primarily due to lower FTEs at same-centers.

Average weekly ECE FTEs for the nine months ended September 27, 2025 decreased by 1,998, or 1.4%, as compared to the nine months ended September 28, 2024 primarily due to lower FTEs at same-centers.

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
ECE same-center occupancy	67.0%	68.6%	69.0%	70.2%

ECE same-center occupancy decreased by 160 basis points for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024 primarily due to lower enrollment at same-centers.

ECE same-center occupancy decreased by 120 basis points for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024 primarily due to lower enrollment at same-centers.

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

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
ECE same-center revenue	$616,913	$616,728	$1,865,078	$1,848,502

ECE same-center revenue increased by $0.2 million, or 0.0%, for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024. ECE same-center revenue growth of $5.8 million was driven by the net impact of new and acquired centers not yet classified as same-centers as of September 28, 2024 and center closures as of September 27, 2025. This growth was partially offset by a decrease of $5.6 million, or 0.9%, in revenue at centers that were classified as same-centers as of both September 27, 2025 and September 28, 2024.

ECE same-center revenue increased by $16.6 million, or 0.9%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. ECE same-center revenue growth of $0.7 million, or 0.0%, was driven by centers that were classified as same-centers as of both September 27, 2025 and September 28, 2024. Additionally, $15.8 million of the increase in ECE same-center revenue was driven by the net impact of new and acquired centers not yet classified as same-centers as of September 28, 2024 and center closures as of September 27, 2025.

Components of Results of Operations

Revenue

Our revenue is derived primarily from tuition charged for providing early childhood education and care services at our centers and sites. The majority of tuition is paid by individual families and may be partially subsidized by amounts received from government agencies or employer sponsors. Subsidy revenue from government agencies was $252.2 million and $242.6 million during the three months ended September 27, 2025 and September 28, 2024, and $751.2 million and $699.8 million during the nine months ended September 27, 2025 and September 28, 2024, respectively.

Cost of services (excluding depreciation and impairment)

Our cost of services includes the direct costs related to the operation of our centers and sites and excludes depreciation and impairment. Cost of services consists primarily of personnel costs, rent, food, costs of operating and maintaining facilities, taxes and licenses, marketing, transportation, classroom and office supplies, and insurance. Government assistance, consisting of reimbursements from federal, state, and local agencies, offsets certain operating expenses.

Depreciation and amortization

Our depreciation and amortization includes depreciation relating to centers and sites, field management, and corporate facilities as well as amortization related to finance lease right-of-use (“ROU”) assets and definite-lived intangibles, such as client relationships and trade names and trademarks.

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

COVID-19 Related Stimulus

During 2020 and 2021, the United States government approved several incremental stimulus funding programs for ECE providers in response to the coronavirus disease 2019 (“COVID-19”) pandemic, and as a result, we have received grants in the form of revenue or cost reimbursements (“COVID-19 Related Stimulus”). We recognized $0.7 million during the nine months ended September 27, 2025 and $16.9 million and $55.9 million during the three and nine months ended September 28, 2024, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment). There were no amounts recognized during the three months ended September 27, 2025. The federal programs funding the COVID-19 Related Stimulus were required to distribute all stimulus funding for stabilization of the child care industry by December 31, 2024, and we do not expect to receive a material amount of funding after that date. The variability of funding provided by COVID-19 Related Stimulus has impacted the comparability of our operating results for the periods presented, and the conclusion of the programs will have an impact on the comparability of future periods.

The Employee Retention Credit (“ERC”), established by the Coronavirus Aid, Relief and Economic Security Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, we applied for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met our recognition criteria. During the nine months ended September 27, 2025 and September 28, 2024, we recognized $30.1 million and $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $1.3 million and $0.5 million in interest income, respectively. No ERC was recognized during the three months ended September 27, 2025 and September 28, 2024. The timing in recognition of the remaining deferred ERC liabilities will have an impact on the comparability of future periods.

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

The following table sets forth our results of operations including as a percentage of revenue for the three months ended September 27, 2025 and September 28, 2024 (in thousands, except per share data and percentages):

	Three Months Ended
	September 27, 2025		September 28, 2024
Revenue	$676,830		$671,476
Costs and expenses:
Cost of services (excluding depreciation and impairment)	543,139	80.2%	521,093	77.6%
Depreciation and amortization	31,019	4.6%	29,641	4.4%
Selling, general, and administrative expenses	73,043	10.8%	65,110	9.7%
Impairment losses	3,309	0.5%	1,257	0.2%
Total costs and expenses	650,510	96.1%	617,101	91.9%
Income from operations	26,320	3.9%	54,375	8.1%
Interest expense	24,095	3.6%	39,459	5.9%
Interest income	(1,731)	(0.3%)	(1,260)	(0.2%)
Other income, net	(2,249)	(0.3%)	(1,937)	(0.3%)
Income before income taxes	6,205	0.9%	18,113	2.7%
Income tax expense	1,655	0.2%	4,154	0.6%
Net income	$4,550	0.7%	$13,959	2.1%
Net income per common share:
Basic	$0.04		$0.15
Diluted	$0.04		$0.15
Weighted average number of common shares outstanding:
Basic	118,353		90,366
Diluted	118,413		90,366

The following table sets forth our results of operations including as a percentage of revenue for the nine months ended September 27, 2025 and September 28, 2024 (in thousands, except per share data and percentages):

	Nine Months Ended
	September 27, 2025		September 28, 2024
Revenue	$2,045,184		$2,016,079
Costs and expenses:
Cost of services (excluding depreciation and impairment)	1,578,804	77.2%	1,518,818	75.3%
Depreciation and amortization	92,070	4.5%	87,393	4.3%
Selling, general, and administrative expenses	223,418	10.9%	234,148	11.6%
Impairment losses	7,054	0.3%	7,140	0.4%
Total costs and expenses	1,901,346	93.0%	1,847,499	91.6%
Income from operations	143,838	7.0%	168,580	8.4%
Interest expense	64,276	3.1%	119,806	5.9%
Interest income	(3,814)	(0.2%)	(5,120)	(0.3%)
Other income, net	(4,900)	(0.2%)	(5,721)	(0.3%)
Income before income taxes	88,276	4.3%	59,615	3.0%
Income tax expense	23,981	1.2%	18,872	0.9%
Net income	$64,295	3.1%	$40,743	2.0%
Net income per common share:
Basic	$0.54		$0.45
Diluted	$0.54		$0.45
Weighted average number of common shares outstanding:
Basic	118,300		90,366
Diluted	118,368		90,366

Comparison of the Three Months Ended September 27, 2025 and September 28, 2024

Revenue

	Three Months Ended		Change
	September 27, 2025	September 28, 2024	Amount	%
Early childhood education centers	$626,987	$626,439	$548	0.1%
Before- and after-school sites	49,843	45,037	4,806	10.7%
Total revenue	$676,830	$671,476	$5,354	0.8%

Total revenue increased by $5.4 million, or 0.8%, for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024.

Revenue from early childhood education centers increased by $0.5 million, or 0.1%, for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024, of which approximately 2% was from higher tuition rates, partially offset by approximately 2% from lower enrollment.

The increase in revenue from early childhood education centers was driven by $0.2 million higher ECE same-center revenue and $0.3 million in revenue from closed centers and new and acquired centers that were not classified as same-centers as of each respective three month period.

Revenue from before- and after-school sites increased by $4.8 million, or 10.7%, for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024 primarily due to opening new sites.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $22.0 million, or 4.2%, for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024. This increase was driven by $8.0 million lower government assistance due to a decrease in cost reimbursements, primarily related to the conclusion of certain COVID-19 Related Stimulus funding. The increase was also attributable to $6.0 million higher personnel costs due to increased wage rates and health insurance costs, partially offset by lower labor hours and grant-related bonuses. Additionally, rent expense increased $5.2 million primarily due to new and acquired centers.

Depreciation and amortization

Depreciation and amortization increased by $1.4 million, or 4.6%, for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024. This increase was primarily driven by higher depreciation expense as a result of assets placed into service from new and acquired centers.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $7.9 million, or 12.2%, for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024. This increase was driven by $3.9 million higher professional fees primarily related to investments in new technology and digital solutions as well as the July 2025 repricing amendment to the Credit Agreement. The increase was also attributable to $2.8 million higher personnel costs from salary and wage rate increases, partially offset by optimized headcount. Lastly, computer costs increased by $2.0 million due to software license fees and amortization of deferred cloud computing costs in the current period.

Impairment losses

Impairment losses increased by $2.1 million, or 163.2%, for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024, primarily driven by property and equipment impairment at certain centers with higher carrying values.

Interest expense

Interest expense decreased by $15.4 million, or 38.9%, for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024. This decrease was primarily driven by lower outstanding principal and interest rates on the First Lien Term Loan Facility as a result of the October 2024 repayment and subsequent repricing amendments in October 2024 and July 2025, partially offset by a loss on extinguishment of debt recognized in connection with the July 2025 repricing.

Interest income

Interest income remained relatively consistent for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024.

Other income, net

Other income, net remained relatively consistent for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024 and was primarily comprised of net changes in realized and unrealized holding gains on deferred compensation plan investment trust assets.

Income tax expense

Income tax expense decreased by $2.5 million for the three months ended September 27, 2025 as compared to the three months ended September 28, 2024. The effective tax rate was 26.7% for the three months ended September 27, 2025 as compared to 22.9% for the three months ended September 28, 2024. Compared to the statutory rate, the differences in the effective tax rates for both the three months ended September 27, 2025 and September 28, 2024 were primarily due to state income taxes. Additionally, the effective tax rate for the three months ended September 28, 2024 was partially offset by the benefit of tax credits.

Comparison of the Nine Months Ended September 27, 2025 and September 28, 2024

Revenue

	Nine Months Ended		Change
	September 27, 2025	September 28, 2024	Amount	%
Early childhood education centers	$1,889,669	$1,872,894	$16,775	0.9%
Before- and after-school sites	155,515	143,185	12,330	8.6%
Total revenue	$2,045,184	$2,016,079	$29,105	1.4%

Total revenue increased by $29.1 million, or 1.4%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024.

Revenue from early childhood education centers increased by $16.8 million, or 0.9%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024, of which approximately 2% was from higher tuition rates, partially offset by approximately 1% from lower enrollment.

The increase in revenue from early childhood education centers was driven by $16.6 million higher ECE same-center revenue as well as $0.2 million higher revenue from the net impact of closed centers and new and acquired centers that were not classified as same-centers as of each respective nine month period.

Revenue from before- and after-school sites increased by $12.3 million, or 8.6%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024 primarily due to opening new sites.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $60.0 million, or 3.9%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. This increase was driven by $19.6 million lower government assistance due to a decrease in cost reimbursements, primarily related to the conclusion of certain COVID-19 Related Stimulus funding, partially offset by higher ERC recognized in connection with the timing of tax statute of limitations and qualifying creditable wages. The increase was also attributable to $18.7 million higher personnel costs due to increased wage rates and health insurance costs, partially offset by lower labor hours and grant-related bonuses. Additionally, rent expense increased $12.9 million mainly due to new and acquired centers. Lastly, other center operating expenses increased by $8.8 million as a result of operating more centers and sites, driven by higher janitorial and utilities costs, food and supplies, as well as property taxes.

Depreciation and amortization

Depreciation and amortization increased by $4.7 million, or 5.4%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. This increase was primarily due to higher depreciation expense as a result of assets placed into service from new and acquired centers.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $10.7 million, or 4.6%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. This decrease was primarily driven by lower stock-based compensation expense and bonus expense of $17.3 million due to the March 2024 distribution to holders of Class B profit interest units (“PIUs”) of KC Parent, LP (“KC Parent”), our direct parent prior to our IPO, and a related bonus to holders of restricted stock units (“RSUs”) and stock options during the nine months ended September 28, 2024, partially offset by expense from additional awards granted under the 2022 Incentive Award Plan. Additionally, meeting and travel expenses decreased by $5.9 million primarily attributable to our field leadership summit held during the nine months ended September 28, 2024. These decreases were partially offset by $5.1 million higher computer costs due to software license fees and amortization of deferred cloud computing costs. Lastly, personnel costs increased $5.1 million due to salary and wage rate increases, partially offset by optimized headcount.

Impairment losses

Impairment losses remained relatively consistent for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024.

Interest expense

Interest expense decreased by $55.5 million, or 46.3%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. This decrease was primarily driven by lower outstanding principal and interest rates on the First Lien Term Loan Facility as a result of the October 2024 repayment and subsequent repricing amendments in October 2024 and July 2025, partially offset by a loss on extinguishment of debt recognized in connection with the July 2025 repricing.

Interest income

Interest income decreased by $1.3 million, or 25.5%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. This decrease was primarily driven by lower cash balances in interest-bearing accounts held at lower average interest rates, partially offset by higher interest income from ERC recognition.

Other income, net

Other income, net decreased by $0.8 million, or 14.4%, for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024, primarily due to $1.5 million in gains recognized on miscellaneous insurance claims during the nine months ended September 28, 2024, partially offset by a $0.6 million net change in realized and unrealized holding gains on deferred compensation plan investment trust assets.

Income tax expense

Income tax expense increased by $5.1 million for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. The effective tax rate was 27.2% for the nine months ended September 27, 2025 as compared to 31.7% for the nine months ended September 28, 2024. Compared to the statutory rate, the differences in the effective tax rates for both the nine months ended September 27, 2025 and September 28, 2024 were primarily due to the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized during the respective nine month period and state income taxes, partially offset by the impact of ERC recognized during the respective nine month period. Additionally, the effective tax rate for the nine months ended September 28, 2024 was further impacted by tax expense related to nondeductible equity-based compensation.

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

We present EBIT, EBITDA, adjusted EBITDA, adjusted net income, and adjusted net income per common share because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. Specifically, adjusted EBITDA and adjusted net income allow for an assessment of our operating performance without the effect of charges that do not relate to the core operations of our business. We also use these non-GAAP financial measures for budgeting and compensation purposes.

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

The following table shows EBIT, EBITDA, and adjusted EBITDA for the periods presented, and the reconciliation to its most comparable GAAP measure, net income, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net income	$4,550	$13,959	$64,295	$40,743
Add back:
Interest expense	24,095	39,459	64,276	119,806
Interest income	(1,731)	(1,260)	(3,814)	(5,120)
Income tax expense	1,655	4,154	23,981	18,872
EBIT	$28,569	$56,312	$148,738	$174,301
Add back:
Depreciation and amortization	31,019	29,641	92,070	87,393
EBITDA	$59,588	$85,953	$240,808	$261,694
Add back:
Impairment losses (1)	3,309	1,257	7,054	7,140
Stock-based compensation (2)	2,826	(1,402)	10,360	(94)
Management and advisory fee expenses (3)	—	1,216	—	3,648
Acquisition related costs (4)	—	—	—	16
Non-recurring distribution and bonus expense (5)	—	—	—	19,287
COVID-19 Related Stimulus, net (6)	—	(14,908)	(26,713)	(65,683)
Other costs (7)	672	(760)	882	6,139
Adjusted EBITDA	$66,395	$71,356	$232,391	$232,147

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

The following table shows adjusted net income and adjusted net income per common share for the periods presented and the reconciliation to the most comparable GAAP measure, net income and net income per common share, respectively, for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net income	$4,550	$13,959	$64,295	$40,743
Income tax expense	1,655	4,154	23,981	18,872
Net income before income tax	$6,205	$18,113	$88,276	$59,615
Add back:
Amortization of intangible assets	2,152	2,284	6,770	6,852
Impairment losses (1)	3,309	1,257	7,054	7,140
Stock-based compensation (2)	2,826	(1,402)	10,360	(94)
Management and advisory fee expenses (3)	—	1,216	—	3,648
Acquisition related costs (4)	—	—	—	16
Non-recurring distribution and bonus expense (5)	—	—	—	19,287
COVID-19 Related Stimulus, net (6)	—	(14,908)	(26,713)	(65,683)
Loss on extinguishment of long-term debt, net (8)	5,434	—	5,434	895
Other costs (7)	672	(760)	882	6,139
Adjusted income before income tax	20,598	5,800	92,063	37,815
Adjusted income tax expense (9)	5,316	1,497	23,761	9,760
Adjusted net income	$15,282	$4,303	$68,302	$28,055
Net income per common share: (10)
Basic	$0.04	$0.15	$0.54	$0.45
Diluted	$0.04	$0.15	$0.54	$0.45
Adjusted net income per common share: (10)
Basic	$0.13	$0.05	$0.58	$0.31
Diluted	$0.13	$0.05	$0.58	$0.31
Weighted average number of common shares outstanding: (10)
Basic	118,353	90,366	118,300	90,366
Diluted	118,413	90,366	118,368	90,366

Explanation of add backs:

(1)
Represents impairment charges for long-lived assets as a result of center closures and reduced operating performance at certain centers due to the impact of changing demographics in certain locations in which we operate and current macroeconomic conditions on our overall operations.
(2)
Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, Compensation: Stock Compensation, and excludes cash-settled, liability-classified stock-based compensation expense. The nine months ended September 28, 2024 excludes $14.3 million in expense included within “Non-recurring distribution and bonus expense” as described in explanation (5) below.
(3)
Represents amounts incurred for management and advisory fees with related parties in connection with a management services agreement with Partners Group (USA), Inc., a related party of the Company’s ultimate parent, which was terminated upon completion of our IPO.
(4)
Represents costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration, and severance related costs. During the nine months ended September 28, 2024, these costs were incurred related to the acquisition of Crème School.
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
(6)
Includes expense reimbursements and revenue arising from the COVID-19 pandemic, net of pass-through expenses incurred as a result of certain grant requirements. We recognized $0.7 million during the nine months ended September 27, 2025 and $16.9 million and $55.9 million during the three and nine months ended September 28, 2024, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment). Additionally, during the nine months ended September 27, 2025 and September 28, 2024, we recognized $30.1 million and $23.4 million of ERC offsetting cost of services (excluding depreciation and impairment) as well as $2.1 million and $2.6 million in professional fees in selling, general, and administrative expenses, respectively, as a result of calculating and filing for ERC. COVID-19 Related Stimulus is net of pass-through expenses incurred as stipulated within certain grants of $1.9 million during the nine months ended September 27, 2025 and $2.3 million and $11.4 million during the three and nine months ended September 28, 2024, respectively.
(7)
Includes certain professional fees incurred for both contemplated and completed debt and equity transactions, as well as costs expensed in connection with prior contemplated offerings. For both the three and nine months ended September 27, 2025, other costs includes $0.7 million in transaction costs associated with repricing our First Lien Term Loan Facility and for the nine months ended September 27, 2025, other costs also includes $0.2 million in costs related to our IPO. For the three months ended September 28, 2024, other costs includes expenses incurred, offset by a refund for costs expensed in a prior period resulting in a net credit to expense, for professional fees related to our IPO. For the nine months ended September 28, 2024, other costs includes $2.9 million in transaction costs associated with our incremental first lien term loan and repricing on our senior secured credit facilities and $0.7 million in costs related to our IPO. These costs represent items management believes are not indicative of core operating performance.
(8)
Includes the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of certain amendments to our senior secured credit facilities. For the three and nine months ended September 27, 2025, the loss on extinguishment of long-term debt is the result of the July 2025 repricing amendment to the Credit Agreement. For the nine months ended September 28, 2024, the loss on extinguishment of long-term debt is the result of the April 2024 repricing amendment to the Credit Agreement. During the three months ended December 28, 2024, management updated the definition of adjusted net income to include loss on extinguishment of long-term debt, net and has adjusted prior periods presented to reflect the updated definition for comparative purposes. Loss on extinguishment of long-term debt, net is not considered by management to be indicative of core operating performance.
(9)
Includes the tax effect of the non-GAAP adjustments, calculated using the appropriate federal and state statutory tax rate and the applicable tax treatment for each adjustment. The non-GAAP tax rate was 25.8% for the three and nine months ended September 27, 2025 and September 28, 2024. Our statutory rate is re-evaluated at least annually.
(10)
The outstanding shares and per share amounts for the three and nine months ended September 28, 2024 have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 1 within the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Debt facilities

As of September 27, 2025, our Credit Agreement consists of a $962.0 million First Lien Term Loan Facility and a $262.5 million First Lien Revolving Credit Facility.

In July 2025, we entered into a repricing amendment to the Credit Agreement. As of the effective date of the amendment, the applicable rates for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were reduced by 0.50%. As a result of the amendment, the First Lien Term Loan Facility bears interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.75% per annum. In addition, amounts drawn under the First Lien Revolving Credit Facility bear interest at SOFR plus an applicable rate between 2.00% and 2.50% per annum, based on a pricing grid of the Company's First Lien Term Loan Facility net leverage ratio. All other terms under the Credit Agreement remain unchanged as a result of the amendment.

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

As of September 27, 2025, there were no outstanding borrowings under the First Lien Revolving Credit Facility and we had an available borrowing capacity of $194.4 million after giving effect to the outstanding letters of credit under the Credit Agreement of $68.1 million.

The interest rates effective as of September 27, 2025 were 7.04% on the First Lien Term Loan Facility, 2.00% on outstanding letters of credit as well as a 0.125% fronting fee on outstanding letters of credit, and 0.25% on the unused portion of the First Lien Revolving Credit Facility.

The weighted average interest rate during the nine months ended September 27, 2025 for the First Lien Term Loan Facility was 7.41%.

All obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions.

Under the Credit Agreement, the financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio (as defined in the Credit Agreement) to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding on the First Lien Revolving Credit Facility (excluding all letters of credit) exceeds 35% of total revolving commitments on such date. As this threshold was not met as of September 27, 2025 the quarterly maximum First Lien Term Loan Facility net leverage ratio financial covenant was not in effect. Nonfinancial loan covenants restrict our ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates.

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

As of September 27, 2025, we were in compliance with all covenants of the Credit Agreement.

In February 2024, we entered into a credit facilities agreement, dated as of February 1, 2024, which allows for $20.0 million in letters of credit to be issued (“LOC Agreement”). We pay an interest rate of 5.95% on any outstanding balance and 0.25% on any unused portion. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, we issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility. As of September 27, 2025, there were $20.0 million outstanding letters of credit under the LOC Agreement.

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our debt facilities.

Cash flows

The following table summarizes our cash flows (in thousands) for the periods presented:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash provided by operating activities	$234,282	$156,736
Cash used in investing activities	(114,423)	(108,702)
Cash used in financing activities	(7,461)	(67,112)
Net change in cash, cash equivalents, and restricted cash	112,398	(19,078)
Cash, cash equivalents, and restricted cash at beginning of period	62,430	156,412
Cash, cash equivalents, and restricted cash at end of period	$174,828	$137,334

Net cash provided by operating activities

Cash provided by operating activities increased by $77.5 million for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. Net income, adjusted for non-cash items, increased by $27.7 million primarily driven by lower interest expense, partially offset by a decrease in cost reimbursements from government assistance. The net changes in operating assets and liabilities resulted in a $49.8 million increase in cash primarily due to the timing of rent payments combined with a change in tax position from prior periods. Additionally, the increase was driven by lower spend on our enterprise resource planning software system due to implementation in early fiscal 2025 and increased collections on subsidy accounts receivable balances. These increases were partially offset by lower accrued interest compared to prior periods.

Net cash used in investing activities

Cash used in investing activities increased by $5.7 million for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. The increase was driven by $7.0 million increased payments for acquisitions and $2.7 million higher capital expenditures net of proceeds from disposals. These increases were partially offset by a $4.0 million change in deferred compensation asset trusts as a result of decreased deposits and increased redemptions.

Net cash used in financing activities

Cash used in financing activities decreased by $59.7 million for the nine months ended September 27, 2025 as compared to the nine months ended September 28, 2024. The decrease was primarily due to $55.7 million net cash used for the March 2024 distribution to KC Parent in the prior period as well as $3.1 million lower principal payments on the First Lien Term Loan Facility driven by reduced quarterly principal payments required as a result of the October 2024 repayment.

Cash requirements

As of September 27, 2025, we had the following obligations:

•
Total lease obligations, including imputed interest, of $2.3 billion expected to be paid out as follows: $73.9 million for the remainder of fiscal 2025, $592.3 million in two to three years, $517.8 million in four to five years, and $1.2 billion thereafter through the maturity of our lease agreements. Refer to Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Long-term debt obligations, including interest, of $1.3 billion expected to be paid out as follows: $39.2 million for the remainder of fiscal 2025, $139.0 million in two to three years, $118.4 million in four to five years, and $960.2 million thereafter through June 2030 when the First Lien Term Loan Facility matures. Refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

•
Self-insurance obligations of $77.0 million expected to be paid out as claims are settled and cash outflows cannot be estimated reliably.
•
Deferred compensation plan of $42.5 million expected to be paid out based on the individual plan participant and cash outflows cannot be estimated reliably.
•
Contingent consideration payable of $1.2 million expected to be paid out in six to nine years based on the probability and timing of the continuation of the lease of the related acquired center.
•
Promissory notes, including interest, of $0.4 million expected to be paid out as follows: $0.1 million for the remainder of fiscal 2025 and $0.3 million in two to three years.
•
Other liabilities of $3.1 million comprised of various payables expected to be paid out based on the contractual terms.
•
Service arrangements which include certain information technology (“IT”), labor software, and maintenance services of $57.7 million expected to be paid out as follows: $3.8 million for the remainder of fiscal 2025, $23.1 million in two to three years, $17.1 million in four to five years, and $13.7 million thereafter.

Certain agreements may have cancellation penalties for which, if we were to cancel, we would be required to pay up to approximately $5.6 million. Other cancellation penalties cannot be estimated as we cannot predict the occurrence of future agreement cancellations. Refer to Note 11 and Note 14 of our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 for additional detail related to our contractual obligations.

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

We test goodwill for impairment on an annual basis in the fourth quarter, or more frequently if impairment indicators exist. During the three months ended September 27, 2025, our publicly traded share price experienced continued decline resulting in a decrease in market capitalization. Accordingly, management completed an interim goodwill impairment assessment and concluded that it was not more likely than not that the fair values of its reporting units were less than the respective carrying amounts. There was no impairment of goodwill during both the three and nine months ended September 27, 2025 and September 28, 2024. Adverse changes in key assumptions, including sustained share price declines, higher discount rates, or weaker operating results, could reduce the excess of fair values over the carrying amounts and result in impairment in future periods.

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

Interest Rate Risk

As of September 27, 2025, we had $930.9 million of variable-rate debt, net of debt issuance costs. We estimate that had the average interest rates on our borrowings outstanding under the Credit Agreement increased by 100 basis points, our interest expense would have increased by approximately $0.4 million during the three months ended September 27, 2025 and increased by approximately $1.2 million during the nine months ended September 27, 2025, net of the effects of our interest rate derivatives.

We may enter into interest rate derivative contracts that are designated as cash flow hedges under ASC 815, Derivatives and Hedging, to effectively manage variable interest rates on the First Lien Term Loan Facility and convert a portion of our variable-rate debt to a fixed-rate basis. We do not hold or issue derivatives for trading or speculative purposes. In January 2024, we entered into a pay-fixed-receive-float interest rate swap with a notional amount of $400.0 million through its maturity and a fixed interest rate of 3.85% per annum. Additionally, in February 2024, we entered into two pay-fixed-receive-float interest rate swaps with a combined notional amount of $400.0 million through their maturity and a fixed interest rate of 3.89% per annum. These interest rate swap contracts commenced in June 2024 and will mature in December 2026. In March 2025, we entered into two forward starting pay-fixed-receive-float interest rate swap contracts with a combined notional amount of $500.0 million through their maturity, one with a fixed interest rate of 3.72% per annum and the other with a fixed interest rate of 3.74% per annum. These interest rate swap contracts will commence in December 2026, when our current swaps expire, and will mature in December 2027. The interest rate swap contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement and we will receive variable amounts of interest from a counterparty at the greater of three-month SOFR or 0.50% per annum. As of September 27, 2025, the derivatives are considered highly effective.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 27, 2025, due to a previously-disclosed material weakness in our internal control over financial reporting as described below.

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

Remediation Plan for Material Weakness

We are in the process of designing and implementing controls and taking other actions to remediate the material weakness described above, including implementing an enterprise resource planning software system. Specifically, we implemented new IT tools as well as enhanced existing controls in all domains of IT, including those related to program change management, user access and segregation of duties, and computer operations. We also continued to design, implement and operate manual and automated controls and standardize business processes and reporting during the third quarter of 2025.

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

Changes in Internal Control Over Financial Reporting

As noted in Remediation Plan for Material Weakness above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 12, 2025, a purported Company stockholder filed a securities class action complaint in the United States District Court for the District of Oregon against the Company, Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, Preston Grasty, each of whom were officers or directors at the time of our IPO, Partners Group Holding AG, our majority stockholder, and the representatives of the underwriters in our IPO, Goldman Sachs & Co LLC, Morgan Stanley & Co LLC, Barclays Capital Inc., and UBS Securities LLC. The complaint alleges that defendants violated Sections 11 and 15 of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, and costs on behalf of purchasers and/or acquirers of common stock issued in the IPO, as well as unspecified equitable relief. We intend to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

In addition, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business from time to time.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 as filed with the SEC on March 21, 2025 and as set forth below.

Our business may be affected by any disruptions to federally funded childcare subsidies or tuition reimbursements.

A portion of our revenue and reimbursement of certain center operating expenses are derived from various federal, state and local government programs. When the federal government funds such programs, it directs funds to state and local governments for specified purposes, such as full or partial tuition subsidies, funding for certain universal pre-K programs and support for food programs. Some families depend on these programs to be able to afford to use our centers. During a United States federal government shutdown, appropriations may lapse, and the administration of grant and reimbursement programs may be delayed, curtailed or suspended. A government shutdown may result in delayed or reduced pass-through funding to the state and local child care and education programs. Because a portion of our business depends, directly and indirectly, on the continued availability and timely disbursement of these federal government funds, a prolonged United States government shutdown or continued delays in funding these programs even after the end of a shutdown may negatively impact enrollment at our centers, our tuition revenue or our costs to operate our centers. In general, the alteration, suspension or pause of government assistance programs, particularly those related to child care, could affect the ability of some families to use our centers.

While we strive to mitigate these risks through contingency planning and industry government affairs efforts, the duration, scope and ultimate impact of any government shutdown is difficult to predict and largely outside our control. Adverse effects resulting from a prolonged government shutdown could have a negative impact on our business, financial position, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended September 27, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

10.1

Amendment No. 6 to the Credit Agreement, dated July 1, 2025, by and among the Company, KUEHG Corp. and each of the other persons from time to time party thereto (previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-42367) filed on July 3, 2025 and incorporated herein by reference).

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

KinderCare Learning Companies, Inc.

Date: November 12, 2025	By:	/s/ Paul Thompson
	Name:	Paul Thompson
	Title:	Chief Executive Officer

Date: November 12, 2025	By:	/s/ Anthony Amandi
	Name:	Anthony Amandi
	Title:	Chief Financial Officer