Form 10-K
period 2026-01-03
KinderCare Learning Companies, Inc.
filed 2026-03-13
CIK 1873529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates as of June 28, 2025, the last business day of the registrant’s recently completed second fiscal quarter, was approximately $328,346,029.

The number of shares of registrant’s common stock outstanding as of March 10, 2026 was 118,355,797.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement (the "Proxy Statement") relating to the 2026 annual meeting of stockholders (the “2026 Annual Meeting of Stockholders”) are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended January 3, 2026.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “vision,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Forward-looking statements involve estimates, assumptions, risks and uncertainties that may cause actual results, events or circumstances to differ materially from the results, events or circumstances expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance.

Important factors that could cause our actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those factors described below under Part I, Item 1A. “Risk Factors” in this Annual Report.

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

Summary of Risk Factors

Below is a summary of the material factors that make an investment in our common stock speculative or risky. A discussion of the risks summarized in this Summary of Risk Factors section can be found below under Part I, Item 1A. “Risk Factors.” These risk factors should be considered together with other information in this Annual Report before making an investment decision regarding our common stock.

Risks Related to our Business

•
Our success depends on our ability to attract and retain families in our centers, schools and programs, and to attract and retain employers that contract with us for family care benefits for their workforce.
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
•
We depend on key management and key employees to manage our business.
•
Because our success depends substantially on the value of our brands and reputation as a provider of choice, adverse publicity could impact the demand for our services.
•
Significant competition in our industry could adversely affect our results of operations.
•
Our profitability depends on our ability to manage our labor costs.
•
Our ability to secure affordable real estate leases and renew existing leases on terms acceptable to us may affect our operating results.
•
Our reliance on third-party vendors and service providers exposes us to operational and cost risks that could adversely affect our business.
•
Our operating results are subject to seasonal fluctuations.
•
Our business may be affected by delays, disruptions or reductions in federally funded childcare subsidies or tuition reimbursements or from reductions in certain federal, state and local government programs.
•
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
•
We have identified a material weakness in our internal control over financial reporting and if we fail to remediate this material weakness in a timely manner or at all, we may not be able to comply with our financial reporting obligations, which could expose us to legal and business risks and uncertainties.

Risks Related to our Capital Structure, Indebtedness and Capital Requirements

•
Our substantial indebtedness could adversely affect our ability to obtain capital to fund our operations, limit our flexibility in operating our business, expose us to interest rate risk to the extent of our variable rate debt, and limit cash flow available to invest in the ongoing needs of our business.
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
•
Impairment of goodwill, other intangible assets or long-lived assets has negatively impacted, and may in the future negatively impact, our results of operations.

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
•
Our actual or perceived failure to comply with stringent and evolving laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security may materially and adversely affect us.
•
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
•
We recently implemented cloud computing arrangements and may experience issues with the transition or the new arrangements may prove ineffective.

Risks Related to our Common Stock

•
Our stock price may be volatile, which could cause you to lose a significant part of your investment.
•
Because Partners Group owns a significant percentage of our common stock, it controls major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.
•
We are a “controlled company” within the meaning of the New York Stock Exchange ("NYSE") rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.
•
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
•
Some provisions of our governing documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

General Risks

•
Our failure to comply with, or adapt to changes in, the highly complex legal and regulatory framework applicable to our business could harm our operations, operating results and financial condition.
•
Natural disasters, geo-political events and other highly disruptive events could materially and adversely affect our business, financial condition and results of operations.

PART I

Item 1. Business

General

KinderCare Learning Companies, Inc. (the "Company," "KinderCare," "we," "us" and "our") is a leading private provider of high-quality early education and child care services ("ECE") in the United States. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our footprint.

We operate a national network of community-based centers, employer-sponsored programs and before- and after-school sites. Our proprietary curriculum is supported by third-party assessment tools that measure school readiness outcomes. We voluntarily pursue national accreditation at our centers and onsite programs.

We report on a 52- or 53-week fiscal year comprised of 13- or 14-week fourth quarters, respectively, with the fiscal year ending on the Saturday closest to December 31. Our fiscal 2025 was a 53-week year ending on January 3, 2026. References in this Annual Report on Form 10-K to financial or operational results for fiscal 2025 refer to our fiscal year ending January 3, 2026.

Our Brands

We compete in the U.S. market for ECE services, including before- and after-school services for school-aged children.

The market for center-based ECE services is highly fragmented according to Child Care Aware of America. We estimate that the top five providers, including KinderCare, represented approximately 6% of total capacity as of January 3, 2026.

We are a leader in early childhood education and care across our three consumer-facing brands designed to address key parent demographics:

•
KinderCare Learning Centers (“KCLC”) is a leading provider of community-based early child care and education in the United States. As of January 3, 2026 KCLC operated 1,555 centers with a capacity to serve approximately 200,000 children, of which 77 are employer-based centers. In fiscal 2025 we opened 44 KCLC centers through green fields and acquisitions and closed 18 KCLC centers. KCLC comprised 88% of fiscal 2025 revenue.
•
Crème School is a premium provider of community-based early child care and education with 46 schools across 15 states and a capacity for serving over 10,000 children as of January 3, 2026. Crème School is differentiated by its early education model that keeps children stimulated and excited to learn through enrichment programs such as S.T.E.M. Lab, Art Studio, Digital Tech Lab and more. Crème School comprised 4% of fiscal 2025 revenue.
•
Champions is a leading private provider of before- and after-school programs for children ages 5-12 in the United States, which also includes summer camp programs. Our outsourced model provides an attractive value proposition to schools and districts. We provide staff, teachers and curriculum to deliver high-quality supplemental education and care at 1,153 sites as of January 3, 2026. Champions comprised 8% of fiscal 2025 revenue.

Additionally, we provide customized family care benefits for organizations, including care for young children on or near the site where their parents work, tuition benefits, and backup care where KinderCare programs are located. Employers increasingly recognize the benefits of offering employees access to flexible, high-quality, affordable ECE options through either a tuition benefits program or as backup care. We believe long-term trends and evolving work styles are driving a preference for flexible ECE solutions with care options both on-site at corporate offices and in the communities in which employees live.

As of January 3, 2026, we operated 77 onsite employer-sponsored centers and had relationships with over 1,000 employers. Our ability to offer both onsite centers, as well as access to our network of programs, provides flexibility and accessibility to a broad range of employees.

Our Strategy

Our operating strategy is designed to deliver a high-quality, outcomes-driven, education experience for every child and family we serve across all our centers and sites. This self-reinforcing strategy is anchored in four pillars:

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
•
Health & Safety. We strive to consistently adhere to strict procedures across all of our centers to provide a healthy, safe environment for our children and our workforce and to deliver confidence and peace of mind to families. Our procedures address both the physical and mental health of children and are informed by input from the Centers for Disease Control and Prevention and other third-party experts.
•
Operations & Growth. We consistently pursue operational excellence and believe that enables us to deliver profitable growth and to fund consistent reinvestment into our service offerings. Our technology platform closely monitors activity across all centers and sites and allows us to stay connected with families on a daily basis through digital channels.

Moreover, we intend to extend our position as a leading private ECE provider in the United States through key growth strategies, as follows:

Increase revenues through improved occupancy and consistent price increases.

We seek to increase same-center revenues through enrollment growth and tuition rate adjustments. Enrollment initiatives include brand marketing, public relations, digital and direct marketing campaigns and local referral activity.

As a scaled provider, we believe we are positioned to benefit from growth in demand for early childhood education services. Our national platform and operating infrastructure enable us to serve families supported by public subsidy funding and to offer a range of program formats, including accredited centers and flexible care options.

Expand footprint through greenfield development and strategic acquisitions.

We continue to expand our center footprint into new communities and at additional employer locations through greenfield center openings and through acquisition of centers from other providers. Since fiscal 2018, we have added 425 centers to our network through acquisitions and new greenfield center openings. In fiscal 2025, we added 46 centers to our network through acquisitions and new greenfield center openings.

We maintain a robust pipeline of new center opportunities and employ a disciplined and rigorous approach in selecting which centers to open or acquire. All potential new centers are evaluated to assess: local market trends and dynamics, overlap with existing KinderCare centers, the competitive landscape within a given market, and the performance of other existing providers in the market. Prior to committing to a new center addition, a cross-functional team, including key members of our executive leadership, evaluates the opportunity and reviews a detailed financial plan for the proposed addition to ensure the investment meets our internal return objectives.

We utilize dedicated, specialized teams to oversee the development, opening and/or addition of a new center. These teams are deeply involved in all centers that we add to our network – whether community-based or employer sponsored, greenfield or acquisition. This approach creates a scalable, repeatable and highly efficient process while ensuring we are creating the best experience for families and center staff.

Develop and grow adjacent revenue streams and service offerings.

Supporting services adjacent to our ECE business provides diversification and drives incremental revenue. Our business-to-business offerings, including tuition benefits programs and employer-sponsored centers, leverage established employer relationships. These offerings are positioned for growth as employers increasingly recognize the importance of supporting employees’ access to quality early childhood education. In the before- and after-school programs market we have contracts with approximately 2% of the nearly 64,000 elementary schools in the United States, providing significant opportunity to continue to grow our footprint.

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

Drive enrollment through brand-led, relationship-driven marketing.

KinderCare is one of the most recognized brands in our industry. Leveraging our national brand and localized center teams, we use a clearly defined relationship-driven approach to marketing to generate brand awareness, inquiries and enrollments.

To drive consumer awareness, we align marketing and PR campaigns to timely topics, nationally and locally, including industry leadership and advocacy, health and safety best practices and parenting guidance. Given the importance of online reviews, we employ a continuous outreach program to families to increase the number of available reviews.

We employ seasonal marketing campaigns to fuel inquiries. Our digital delivery channels include display ads, paid social media ads and email campaigns to prospective, enrolled and lapsed families. Our websites receive approximately 13 million visitors annually and we continuously refine our national and individual center landing pages to optimize organic search traffic and convert paid ad clicks to inquiries. In fiscal 2025, we incurred $23.9 million in advertising costs.

Access operational funding and advance industry advocacy through government programs.

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

Support access to care through specialized subsidy expertise.

The work we do to support low-income families is critically important. In fiscal 2025, revenue generated from families whose tuition is partially or fully subsidized by amounts received from government agencies comprised 37% of total revenue.

We have a dedicated Subsidy Team that supports families navigating the complex and unique subsidy programs of states and local governments. This team works with approximately 850 national and local agencies to support our centers and families secure subsidy funding and efficiently manage complex agency processes.

Strengthen operational excellence and family engagement through technology investments.

We utilize systems and technology to monitor operational performance, support communication with families and facilitate enrollment. Our proprietary center management platform, OneCMS, supports center operations and provides real-time KPI tracking and reporting. Our branded mobile application enables ongoing communication between center staff and families. Our parent portal allows families to enroll and manage their accounts through a mobile-enabled platform. Our websites support search engine marketing strategies, including regional and center-specific content, and provide information to families throughout the enrollment process.

Deliver high-quality early learning through a proprietary, research-based curriculum.

We use a proprietary, research-based developmental curriculum across all early education classrooms (our "Early Foundations curriculum"), designed around expected developmental milestones for children from six weeks through kindergarten entry and encompassing all core learning domains, including language and literacy, social and emotional development, cognitive and executive function, physical and motor development and wellness, and the creative arts. The curriculum is designed to serve children across diverse economic and ethnic backgrounds, including dual language learners, and emphasizes skill development supported by ongoing assessment and documentation of individual progress. Our Early Foundations curriculum aligns with industry best practices and is periodically reviewed by external subject-matter experts to ensure comprehensive content and appropriate sequencing and is supplemented by a proprietary enrichment program for small-group instruction. We regularly update the curriculum to reflect evolving early childhood education research and the needs of children and families, including addressing social-emotional development, and utilize technology to support curriculum delivery, individualized instruction, and progress monitoring.

Reinforce quality and trust through rigorous, independent accreditation.

We strive to achieve nationally recognized accreditation across all our early learning centers and onsite programs through the National Accreditation Commission for Early Care and Education Programs and the National Early Childhood Program Accreditation, which are external, independent accrediting agencies. By law or regulation, accreditation is not required to operate a center. We voluntarily pursue accreditation to provide parents a mechanism to accurately assess quality by relying on the objectivity of third-party accreditors. In addition to building the Company’s reputation within the industry and among our families, accreditation offers the added benefit of enhanced reimbursement rates from states.

Accreditation is a rigorous process. The accreditation process typically takes up to two years as programs are assessed across numerous standards including relationships with children, families and the community, nutrition and health, teaching practices, physical environment, and leadership and management.

Demonstrate learning outcomes through independent, research-based assessments.

We utilize third-party research-based assessment tools to evaluate the developmental progress of children in our programs, including the BRIGANCE study, TerraNova and Ages & Stages Questionnaires. For example, the BRIGANCE study is administered in both fall and spring to measure student progress. This assessment is administered to children under six years of age across diverse ethnic and demographic groups through a norm-referenced developmental screen. The BRIGANCE study has reported two consistent findings in over six years of use in our centers:

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

Human Capital Resources Management

As of January 3, 2026, we employed approximately 43,700 employees, of whom approximately 35,700 were full-time. Our workforce includes over 42,000 teachers, staff and field team employees and approximately 1,600 employees on our corporate National Support Center team. None of our employees are represented by labor unions. We believe we maintain positive working relationships with our employees.

Our human capital strategy focuses on attracting, developing and retaining qualified educators and staff to support consistent operations and quality standards across our centers and sites. The primary components of our human capital management approach include culture and values, workforce planning and hiring, employee engagement and retention, training and professional development, and compensation and benefits.

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

Workforce Planning and Hiring

We utilize centralized recruiting systems and standardized hiring processes to support hiring at scale across our national network. Our talent selection process includes a proprietary, research-based assessment tool developed in partnership with Gallup to evaluate candidate traits associated with high-performing teachers.

We conduct comprehensive background checks consistent with federal and state requirements, including nationwide and state criminal history checks and reference checks.

New employees participate in a structured onboarding process designed to support compliance with licensing requirements, introduce operational procedures and reinforce instructional standards.

Employee Engagement and Retention

We measure employee engagement across our organization through regular surveys conducted in partnership with Gallup. We use survey results to identify operational improvements and leadership development opportunities. We have earned the Gallup Exceptional Workplace Award ten years in a row and are the first and only early childhood education provider recognized with this award.

We monitor retention, turnover, internal promotion rates and other workforce metrics to assess organizational stability and inform workforce planning initiatives.

Training and Professional Development

We provide ongoing professional development opportunities for teachers, center directors and field leaders. Training includes classroom instruction, virtual learning and periodic professional development days focused on instructional practices, regulatory compliance and leadership development.

We support career progression within our organization through structured development pathways and advancement opportunities. In addition, we offer eligible full-time teachers the opportunity to earn their Child Development Associate (CDA) certification at no cost to the employee

Compensation and Benefits

We offer eligible full-time employees a comprehensive total rewards program that includes competitive wages, health and wellness benefits, matching 401(k) contributions and life insurance coverage. We periodically review compensation practices to remain competitive within the labor markets in which we operate.

We also provide discounted tuition for employees’ children enrolled in our centers and onsite programs.

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
•
intellectual property laws.

The key areas of government regulation are:

•
Licensing and Child Care Centers. Laws, regulations and licensing, and other requirements impacting education, child care and before- and after-school programs exist at the national, state and local levels, and such laws, regulations and licensing periodically change. In most jurisdictions where we operate, our child care centers are required by law to meet a variety of operational requirements, including minimum qualifications and background checks for our center personnel as well as teacher-to-child ratios and various employment, facility, and health, fire and safety regulations. Regulations may also impact the design and furnishing of our centers.
•
Data Protection, Privacy and Security. As part of our normal business activities, we collect, use, store, process and transmit personal information with respect to our clients, children, families and employees. Such activities are subject to a variety of federal and state laws, rules, and regulations. We expect to be required to comply over time with new and changing laws and regulations, including increasingly rigorous requirements as the regulatory environment related to data protection, privacy and security continues to expand, such as the increased adoption of state-based laws.

Seasonality

The results of operations fluctuate due to seasonal variations in our business. Enrollments at centers and before- and after-school sites are generally higher in the spring and fall back-to-school period and lower during the summer and calendar year-end holidays when families may be on vacation or utilizing alternative child care arrangements and when sites may temporarily close for school breaks. As a result, revenue at centers and sites may decline during the third quarter, which overlaps with most of the summer season. To adapt to the changes in seasonal demand, centers offer summer programs and Champions offers day camps for school-age children during the summer and calendar year-end holidays.

Available Information

We file or furnish annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding companies, like KinderCare, that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our annual, quarterly and current reports, proxy statements and other information we file with or furnish to the SEC are available free of charge on the Investor Relations section of our website, https://investors.kindercare.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. As such, we encourage investors, the media and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Investing in our common stock involves risks. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, including our consolidated financial statements and related notes included in Item 8 of this Annual Report, before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business.

Risks Related to our Business

Our success depends on our ability to attract and retain families in our centers, schools and programs, and to attract and retain employers that contract with us for family care benefits for their workforce.

We serve families and their children six weeks to 12 years of age across the United States and a broad range of demographics and income levels. The success of our business depends on our ability to attract and retain families in our centers, schools and programs. Our marketing efforts may not be successful in attracting families or in attracting employers that provide family care benefits to their workforce. Enrollment levels may materially decline over time.

We experience attrition and must continually engage existing families and attract new families in order to maintain enrollment levels in our centers, sites and programs. Similarly, we must continually engage with existing employers and promote the value of and utilization of our family care benefits by their workforce, maintain renewals of employer contracts, and attract new employers in order to maintain onsite employer-sponsored centers and relationships. Maintaining and growing our enrollment also requires that we develop new consumer-oriented strategies or services to accommodate changing client, children or parent expectations and preferences around service delivery. Our future success depends on our ability to continue to meet the evolving needs and expectations of our clients, including enhancing our existing services.

Employers whose employee base does not regularly use our family care benefits may be more likely to decrease or cancel their arrangements with us. Our contracts with employers for full-service center-based and site-based child care generally have terms of 10 to 15 years, though some have terms as long as 30 years, with varying terms and renewal and termination options. Because of the longer term nature of our contracts with employers, we may experience greater challenges in securing new employers. Employer sponsors have historically reduced their expenditures for benefits related to family services during economic downturns. The termination or non-renewal of a significant number of contracts or the termination of a multiple-site or multiple-service client relationship could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Families may cancel their enrollment at any time after giving proper notification, in accordance with the terms of their agreement. We may also cancel or suspend enrollment or family care benefits if a family or employer, respectively, fails to provide payment.

Some of the factors that could lead to a decline in enrollment levels include changing demographics of families, their perception of our brand, a shift to remote work, changes in spending trends among families and employers, and general economic conditions, such as inflation, changes in customer behavior as a result of public health or other concerns, market maturity or saturation, a decline in our ability to deliver quality service at a competitive price, increases in tuition rates or the cost of our services, direct and indirect competition in our industry and a decline in families’ interest in non-family child care, among other factors. If we are not successful in optimizing tuition rates or in adding new enrollments in new and existing centers, sites and programs or adding new employers, growth revenue may suffer

Changes in the demand for child care and workplace solutions, which may be negatively affected by demographic trends and economic conditions, including unemployment rates, may materially and adversely affect our business, financial condition and results of operations.

Most of our families are dual-income families or working single parents who require ECE, and we are dependent on this demographic segment and the economic health of this segment to maintain and grow center revenues. As a result, changes in demographic trends, including the number of dual-income or working single parent families in the workforce, changes in the population of families that may use our service in an area, personal disposable income, and birth rates may impact the demand for our services. Furthermore, our families and the financial resources available to them for our child care services may be negatively affected by macroeconomic factors in the United States such as high costs of consumer goods such as may be caused by inflation or tariffs, decline in consumer confidence, high consumer debt, declines in home values, increase in unemployment or underemployment, wage deflation, and taxes and tax policy. Demand for our services and solutions also may be adversely affected by changes in workforce demographics and work-place environments, such as trends in working in “virtual” or “home” offices, and other issues, such as pandemic, epidemic disease outbreaks and natural disasters. A shift in workplace demographics where employees work from home on a part- or full-time basis, or a sustained decrease in the number of women or dual-career households in the workforce, may reduce demand for center-based or site-based child care or specific center or site locations as well as other service offerings.

Similarly, uncertainty or a deterioration in economic conditions described above may negatively impact employers and cause these employers not to offer the family care benefits that we provide. This may result in the number of employers failing to grow at the levels we anticipate or declining. In addition, a reduction in the size of an employer’s workforce could negatively impact the demand for our services and result in reduced enrollment or failure of our employer clients to renew their contracts.

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

Our success depends on the efforts, abilities and continued services of our executive officers and other key employees. We believe future success will depend upon our ability to continue to attract, motivate and retain highly-skilled managerial, sales and marketing, regional and child care and early education center and site director personnel. We may experience difficulty in attracting, hiring and retaining corporate staff and key employees. Difficulties in hiring and retaining key personnel may affect our ability to meet growth objectives and such market pressures may require us to enhance compensation and benefits, which may increase costs. Failure to retain our leadership team and attract and retain other important personnel could lead to disruptions in management and operations, which could materially and adversely affect our business, financial condition and results of operations.

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

In addition, the widespread use of social media and digital communication platforms has increased the speed at which information, including allegations, misinformation or negative perceptions, can be disseminated to a broad audience. Isolated incidents, allegations or claims may be rapidly amplified through social media channels and could result in significant reputational harm, decreased enrollment, loss of employer relationships or increased regulatory scrutiny. Our ability to effectively respond to or mitigate the impact of such publicity may be limited, and reputational harm arising from social media or digital platforms could have a material adverse effect on our business, financial condition and results of operations.

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

Our profitability depends on our ability to manage our labor costs.

Hiring and retaining key employees and qualified personnel, including teachers, is critical to our business. Labor costs constitute our largest expense. Because we are primarily a service business, inflationary factors and regulatory changes that contribute to wage and benefits cost increases may result in significant increases in the costs of running our business.

Additionally, from time to time, legislative proposals are made or discussed to increase the federal minimum wage in the United States as well as the minimum wage in a number of states and municipalities. We expect to pay employees at rates above the minimum wage, and increases in the statutory minimum wage rates could result in a corresponding increase in the wages and benefits we pay to our employees. Additionally, legislative proposals are also made or discussed to raise the federal minimum wage and reform entitlement programs, such as health insurance and paid leave programs. If any of these proposals are successful resulting in an increase in the federal minimum wage or entitlement programs, such an increase could result in an increase in the wages and benefits we pay. Additionally, competition for teachers in certain markets and costs of retraining teachers could result in significant increases in the cost of running our business. Our success depends on our ability to continue to manage these costs, to recoup these costs through revenue increases, and to meet our changing labor needs while controlling costs.

In the event that we cannot increase the price for our services to cover these higher wage and benefit costs without reducing family demand for our services, our margins could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations as well as our growth.

Our ability to secure affordable real estate leases and renew existing leases on terms acceptable to us may affect our operating results.

As of January 3, 2026, we lease approximately 1,600 early childhood education centers and have the right to utilize approximately 1,000 before- and after-school sites located in 41 states and the District of Columbia. Real estate and related costs are our second largest expense.

We must be able to cost-effectively negotiate or renew our existing center and after-school site leases and facility use agreements at attractive rental rates. For example, in 2015 we entered into a master lease agreement with KCP RE LLC, a former affiliate, with respect to approximately 500 of our centers across the United States, for which KCP RE LLC serves as the lessor. The majority of leases under this master lease expire in 2033 and are extendable at our option for two five-year periods. A termination of the master lease agreement, changes in the lease economics or other modifications to the lease could cause material disruption to our business, including, among other things, a significant increase in rental costs and/or closures of centers. Additionally, if we cannot renew leases for an appropriate term, it may affect enrollment should parents become concerned with the length of time a center will remain open in a particular location.

In addition to rent, our leases generally provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have variable lease payments based on an index or rate, such as consumer price indices, and include rent escalations or market adjustment provisions. In order to operate our locations on a cost-effective basis, we must ensure that our enrollment and tuition rates are sufficient to cover the lease costs of our locations. If we are not able to expand enrollment or increase tuition rates commensurate with material increases in lease expense, our operating results will be negatively affected.

We expect that we would enter into leases or facility use agreements for any new center or after-school site locations. Our ability to effectively obtain real estate leases and/or facility use agreements to open new centers or locations depends on the availability of and our ability to identify cost-effective properties that meet our criteria for site convenience, demographics, square footage, lease economics, licensing regulations and other factors. Many factors may impact our ability to open or acquire centers in new markets and operate them profitably, such as our ability to gather and assess demographic and marketing data to determine demand for our centers in the locations we select, our ability to negotiate favorable lease agreements and/or facility use agreements, our ability to properly assess the profitability of potential new locations, our ability to successfully rebrand any new centers we acquire and integrate these locations into our existing operations, and our ability to provide a childcare and education service that is responsive to the needs of the families living in the areas where new centers are leased. Once we decide on a new market and find a suitable location, any delays in opening or acquiring centers or sites could impact our financial results. It is possible that events, such as delays in licensing, material shortages, labor issues, weather delays or other acts of god, or accidents, could delay planned new center or site openings beyond their expected dates or force us to abandon planned openings altogether. In addition, new locations typically generate lower operating margins because pre-opening expenses are expensed as they are incurred and because fixed costs, as a percentage of net sales, are higher. Furthermore, the substantial management time and resources dedicated to expansion may result in disruption to our existing business operations, which may decrease our profitability.

In certain markets, we may also seek to downsize, consolidate, reposition or close some of our locations, which in some cases requires a modification to an existing center lease or may result in expenses associated with these activities. Additionally, when locations are downsized, consolidated, repositioned or closed, we may not be successful in enrolling families from that location into one of our other locations.

Failure to secure adequate new locations or successfully modify existing leases or facility use agreements, or failure to effectively manage rent cost, could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third-party vendors and service providers exposes us to operational and cost risks that could adversely affect our business.

We rely on a number of third-party vendors and service providers to support critical aspects of our operations, including food services, curriculum materials, school supplies, background screening, payroll and benefits administration, information technology services, and other operational functions. In some cases, we depend on a limited number of vendors that operate at a national or regional scale. Any disruption in the services provided by these vendors, including as a result of financial instability, labor shortages, cybersecurity incidents, supply chain disruptions, or failures to meet contractual or regulatory requirements, could impair our ability to operate our centers and programs efficiently or in compliance with applicable standards.

In addition, increased costs imposed by third-party vendors may be difficult to offset through tuition increases or other pricing adjustments. Our ability to replace vendors on acceptable terms, or at all, may be limited, particularly where services are highly specialized or subject to regulatory requirements. Any such disruptions or cost increases could have a material adverse effect on our business, financial condition and results of operation.

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

Our business may be affected by delays, disruptions or reductions in federally funded childcare subsidies or tuition reimbursements or from reductions in certain federal, state and local government programs.

A portion of our revenue is generated by families whose tuition is partially or fully subsidized by amounts received from government agencies. Additionally, we receive government assistance from various governmental entities to support the operations of our early childhood education and care centers and before- and after-school sites, primarily consisting of funds received for reimbursement of food costs, teacher compensation, and classroom supplies, and in certain cases, as incremental revenue.

When the federal government funds such programs, it directs funds to state and local governments for specified purposes, such as full or partial tuition subsidies, funding for certain universal pre-K programs and support for food programs. Some families depend on these programs to be able to afford to use our centers and we depend on these programs to offset expenses associated with our operations.

Government assistance programs that benefit our business may be impacted by appropriation lapses, budget cuts, curtailments, delays, changes in government administrations and leadership, shifts in government priorities, government responses to emergent issues, changes in program eligibility, general reductions in funding, government shutdowns, as well as our reputation or relationship with individual federal and state agencies. Additionally, government investigations into our industry may generate negative publicity and result in reduced assistance from government programs, which could harm our reputation and our business even if we are not involved in the matters being investigated.

In general, the alteration, reduction, suspension or pause of government assistance programs, particularly those related to child care, could result in reduced enrollment, reduced revenue and reduced offsets to our operating expenses, as well as increased operating and compliance costs.

Governmental universal child care benefit programs could reduce the demand for our services.

Federal, state or local child care and early education benefit programs relying primarily on subsidies in the form of tuition assistance or tax credits could provide us with opportunities for expansion in new or existing markets. However, a federal, state or local universal benefit such as preschool, if offered primarily or exclusively through public schools or nonprofit entities, could be competitive with our programs and reduce the demand for services at our existing centers or sites and negatively impact the financial and operational model for our remaining programs. Some states and smaller political subdivisions already offer preschool through programs in which we may or may not participate. If these programs were to significantly expand or our participation is reduced, it could have an adverse effect on our business, financial condition or results of operations. Federal, state and local governments have proposed publicly funded universal child care, which could allow private, for-profit entities to be eligible for participation, but do not necessarily mandate such participation. It is unclear how previously proposed legislation or future proposals will progress in the current political and fiscal climate, or how states would implement such programs. Public programs have the ability to either expand or shrink our ability to serve additional children. The amount of public funding, the rates paid for early education programs, our eligibility to be a provider and the terms and conditions of the programs can have either a positive or negative effect on our business, financial condition and results of operations.

Acquisitions present many risks and may disrupt our operations. We also may not realize the financial and strategic goals that were contemplated at the time of the transaction.

Acquisitions are an important part of our growth strategy and we have made, and intend to continue to make, acquisitions to add centers or sites, clients or expand into new markets, which may potentially include markets outside of the United States. We may also consider new service offerings and complementary companies, products or technologies, and from time to time may enter into other strategic transactions, such as investments and joint ventures. Acquisitions involve numerous risks, including potential difficulties in the integration of acquired operations, such as bringing new centers or sites through the re-licensing or accreditation processes, becoming subject to additional regulatory requirements, successfully implementing our curriculum programs, integration of systems and technology, diversion of management’s attention and resources in connection with an acquisition and its integration, loss of key employees or key service contract arrangements of the acquired operations, and failure of acquired operations to effectively and timely adopt our internal control processes and other policies. In addition, families receiving services from our acquisition targets may be disinclined to continue receiving services from our organization, resulting in post-closing revenue from acquired operations that is less than anticipated. Additionally, the acquisition of new service offerings or emerging services may present operational and integration challenges, particularly with respect to companies that have significant or complex operations or that provide services where we do not have significant prior experience. With any acquisition, the financial and strategic goals that were contemplated at the time of the transaction may not be realized due to increased costs, undisclosed liabilities not covered by insurance or by the terms of the acquisition, write-offs or impairment charges relating to goodwill and other intangible assets, and other unexpected integration costs. We also may not have success in identifying, executing and integrating acquisitions in the future. The occurrence of any of these risks could have an impact on our business, financial condition or results of operations, particularly in the event of a larger acquisition or concurrent acquisitions.

Public health crises and outbreaks of widespread health pandemics or epidemics have in the past and may in the future adversely impact our business, financial condition and results of operations.

Our operations expose us to risks associated with public health crises and outbreaks of pandemics, epidemics, or infectious or contagious diseases. For example, the COVID-19 pandemic and the recovery therefrom disrupted our operations and negatively impacted our business. Another future health crisis could have a serious adverse impact on our business just as the COVID-19 pandemic and associated containment efforts did. Additionally, outbreaks of infectious diseases in specific communities in which our centers and programs are located or outbreaks within our locations may adversely impact our business. These negative impacts may include:

•
limits on our ability to provide our services, especially center-based child care and center-based backup child care, and potential center closures;
•
periodic classroom or center closures due to potential exposure, which may impact our reputation or impact parent or client confidence resulting in reduced demand or the adoption of alternative child care options;
•
challenges in staffing our centers due to illness, which may lead to limits on our ability to provide our services, and potential for decline in retention among our employees;
•
increases in our expenses given that we are self-insured for medical benefits provided to our employees;
•
reduced or shifting demand for our services due to adverse and uncertain economic and demographic conditions, including as a result of families or clients that have been adversely impacted, and/or increased unemployment, long-term shift to an at-home workforce and general effects of a broad-based economic recession or weakening economy in the affected communities;
•
incremental costs associated with mitigating the effects of a health crisis and additional procedures and protocols required to maintain health and safety at our centers and sites; and
•
legal actions or proceedings related to the health crisis.

These factors could limit our ability to operate effectively, increase our expenses, result in enrollment declines, lead to employee turnover, and otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, the recovery from a health crisis may be slow and continue to impact our business even after the outbreak is contained. The full impact on our business from a public health crisis is difficult to predict and depends on numerous factors including the duration and extent of the crisis, the extent of imposed or recommended containment and mitigation measures, and the general economic consequences of such crisis on our clients.

Our business, financial condition and results of operations may be materially and adversely affected by various litigation and regulatory proceedings.

We are subject to litigation and regulatory proceedings in the normal course of business and likely will become subject to additional claims in the future. These proceedings have included, and in the future may include, matters involving personnel and employment issues, workers’ compensation, personal and property injury, disputes relating to acquisitions, governmental investigations and other proceedings and allegations of inappropriate, illegal or harmful acts to children at our child care centers or sites or through a third-party provider. We are, have also from time to time been, and in the future may be, subject to claims and matters alleging negligence, inadequate supervision, illegal, inappropriate, abusive or neglectful behavior, health and safety, or other grounds for liability arising from injuries or other harm to the people we serve, primarily children. From time to time, federal, state and local legislations also lengthen statutes of limitation, potentially exposing us to proceedings for longer periods of time. Some historical and current legal proceedings and future legal proceedings may purport to be brought as class actions on behalf of similarly situated parties including with respect to employment-related matters. We cannot be certain of the ultimate outcomes of any such claims, and resolution of these types of matters against us may result in center closures, license suspensions, significant fines, judgments or settlements, which could materially and adversely affect our business, financial condition and results of operations, particularly if the fines, judgments and settlements are uninsured or exceed insured levels. Any such proceeding could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.

We have identified a material weakness in our internal control over financial reporting and if we fail to remediate this material weakness in a timely manner or at all, we may not be able to comply with our financial reporting obligations, which could expose us to legal and business risks and uncertainties.

As discussed in Part IV, Item 9A of this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting as of January 3, 2026. As a result of the material weakness, management has concluded that our internal control over financial reporting was not effective as of January 3, 2026. While we are actively engaged in the process of implementing a plan to remediate the identified material weakness, there can be no assurance that our actions will fully remediate the material weakness in a timely manner, if at all. The implementation of remediation measures will require validation and testing of the design and operating effectiveness of the respective controls over several financial reporting cycles. If the actions we take do not sufficiently remediate the material weakness in a timely manner, our ability to record, process and report financial information accurately could be adversely affected, and there may continue to be a reasonable possibility that these control deficiencies, or others, could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

If we are unable to remediate the identified material weakness in a timely manner, or at all, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures in the future, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to stockholder litigation or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources and harm our reputation. In addition, our ability to accurately and timely report our financial results could be impaired, which could result in late filings of our annual and quarterly reports under the Exchange Act, restatements of our financial statements, a decline in our stock price, failure to comply with the NYSE’s continued listing requirements, which could result in the suspension or delisting of our common stock from the NYSE, and could in turn have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness, Capital Requirements and Capital Structure

Our substantial indebtedness could adversely affect our ability to obtain capital to fund our operations, limit our flexibility in operating our business, expose us to interest rate risk to the extent of our variable rate debt, and limit cash flow available to invest in the ongoing needs of our business.

We had $957.2 million in debt outstanding as of January 3, 2026. As of January 3, 2026, we also had $189.7 million available for borrowing collectively under our Credit Facilities, after giving effect to outstanding letters of credit of $72.8 million. During the fiscal year ended January 3, 2026, our total interest expense was $84.0 million.

The degree to which we are leveraged now and/or in the future (including due to any additional borrowing) could have adverse consequences, including the following:

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
•
increasing our vulnerability to general economic and industry conditions; and
•
exposing us to the risk of increased interest rates and increased interest rate expense as some of the borrowings under our Credit Facilities are at variable rates of interest.

Pursuant to our Credit Facilities, we granted a security interest in substantially all of our properties, rights and assets (including certain equity interests in our subsidiaries). The Credit Facilities contain customary events of default, upon the occurrence of which, the lenders may accelerate repayment of the outstanding balance. The Credit Facilities also contain customary affirmative and negative covenants such as limiting our ability to:

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
•
prepay certain junior indebtedness; and
•
make certain changes to our lines of business.

A failure by us to comply with the Credit Facilities covenants could result in an event of default under the agreements relating to the Credit Facilities, which would give the lenders the right to terminate their commitments to provide additional loans under our Credit Facilities and to declare all borrowings outstanding, together with accrued and unpaid interest to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all of our assets.

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

Based on our current plans and market conditions, we believe that cash flows generated from our operations and borrowing capacity under our Credit Facilities will be sufficient to satisfy our anticipated cash requirements in the ordinary course of business for at least the next 12 months. However, we intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges. Accordingly, we may need to engage in equity or debt financings in addition to our Credit Facilities to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

We currently maintain insurance policies for workers’ compensation, general liability, employment practices liability, automobile liability and other insurance coverage. These policies provide for a variety of coverage and are subject to various limitations, exclusions and deductibles. There can be no assurance that insurance, particularly coverage for abuse as well as other coverages, will continue to be readily available in the form or amounts we have been able to obtain in the past or that our insurance premiums will not materially increase in the future as a consequence of conditions in the insurance business or in the child care industry. Although we believe we have adequate insurance coverage at this time, claims in excess of, or not included within, our coverage may be asserted. There can be no assurance of the long-term liquidity of our insurance carriers with regard to potential claims that may have significantly long statutes of limitations. We are also self-insured for medical, dental and vision benefits provided to our employees. In addition, we may, in the future, look at options to meet our risk financing needs. We also provide our insurance carriers letters of credit under our Credit Facilities to support our self-insurance programs. While we believe we can adequately fund our self-insurance obligations, a significant increase in claims and/or costs could require us to arrange for financing for payment of those claims, which could have an adverse effect on our business, financial condition and results of operations.

Impairment of goodwill, other intangible assets or long-lived assets has negatively impacted, and may in the future negatively impact, our results of operations.

Goodwill and other identifiable intangible assets comprise a substantial portion of our total assets. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and other long-lived assets. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, divestitures or center closures, and sustained market capitalization declines may lead to impairment of these assets, and the effect of any of these factors may be magnified by macroeconomic or industry challenges.

As required by applicable accounting standards, we review our goodwill and indefinite-lived intangible assets for impairment on an annual basis or more frequently if impairment indicators exist. Additionally, our long-lived assets are tested whenever events and circumstances indicate that an asset group may be impaired. As a result of impairment indicators identified during the fourth quarter of the fiscal year ended January 3, 2026, including the deterioration of our market capitalization due to a continued decline in our stock price, we determined that our goodwill was impaired. Additionally, throughout the fiscal year ended January 3, 2026, triggering events at certain individual centers occurred as a result of closures and lower-than-expected sales performance at specified centers coupled with reduced forecasted cash flow projections at these centers, resulting in the impairment testing of certain long-lived assets, including property and equipment and lease right-of-use assets. See Note 7 and Note 15 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information regarding the Company’s impairment testing and impairments, including goodwill impairment charges of $178.0 million recognized during the fourth quarter of the fiscal year ended January 3, 2026.

Future determinations of significant write-offs of goodwill, indefinite-lived intangible assets or long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of long-lived assets, could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property, Information Technology and Data Privacy and Security

If we are unable to adequately protect our intellectual property rights, our business, financial condition and results of operations may be materially and adversely affected.

Our success depends in large part on our ability to protect our intellectual property rights, including those rights in our brands and our ability to build and maintain brand loyalty. Our company’s brands and our curriculum are valuable assets that serve to differentiate us from our competitors. If we cannot protect our intellectual property rights or our brand identity, the goodwill we created for our company may diminish, causing our sales to decline.

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

We may not be able to secure additional rights in our intellectual property as we expand our services and geographic scope. Further, our existing intellectual property rights may be challenged, invalidated, circumvented or rendered unenforceable. If we fail to obtain additional intellectual property rights or our existing intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the coverage of such intellectual property rights afforded our brands and services could be impaired. Such impairment could impede our ability to market our services, negatively affect our competitive position and harm our business and operating results. Additionally, the unauthorized use, infringement, misappropriation or other violation of our intellectual property could damage our brand identity and the goodwill we have created for our company, which could cause our sales to decline.

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

Any failure on the part of us or third parties with which we do business to maintain the security of our personal, sensitive or confidential data, including via the penetration of our network and the misappropriation of confidential and personal information, as well as a failure to promptly remedy any security incident events should they occur, could compromise our systems, and the information stored in our systems could be accessed, publicly disclosed, lost, stolen or damaged. Any such circumstance could adversely affect our ability to attract and maintain clients, cause us to suffer negative publicity, and subject us to legal claims and liabilities or regulatory penalties or cause us to suffer competitive disadvantages, and thus have a material and adverse impact on us. Investigations into a data breach, including how it occurred, its consequences and our responses, by state and federal agencies could, among other adverse outcomes, lead to fines, other monetary relief and/or injunctive relief that could materially increase our data security costs, adversely impact how we operate our information systems and collect and use client information, and put us at a competitive disadvantage with other retailers. For example, some laws, such as state privacy laws like the California Consumer Privacy Act, create a private right of action for certain data breaches. Further, defending a suit, regardless of its merit, could be costly, divert management attention and harm our reputation. The successful assertion of one or more large claims against us could adversely affect our reputation, business, financial condition, revenues, results of operations or cash flows. Furthermore, payment card networks with payment cards impacted by a data breach may pursue claims against us, either directly or through our acquiring banks.

Finally, any material disruption or slowdown of our systems or those of our third-party service providers and business partners, could have a material adverse effect on our business, financial condition and results of operations.

Our actual or perceived failure to comply with stringent and evolving laws, regulations, rules, contractual obligations, policies, and other obligations related to data privacy and security may materially and adversely affect us.

In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including information about our clients’ children, families and employees.

Our data processing activities may subject us to numerous data privacy and security requirements, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. Federal, state, and local laws impacting us govern, among other matters, data breach notification laws, personal data privacy laws, financial privacy laws, laws regarding process of data regarding credit and debit cards, consumer protection laws (such as laws relating to telemarketing activity and other communication with consumers by phone, fax or text message), and laws regarding the collection of information about or from children (such as Children’s Online Privacy Protection Act). These data privacy and security requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other requirements or our practices. As a result, we may not comply, or may not comply in the future, with all data privacy and security requirements applicable to us.

In addition, federal and state legislative and regulatory bodies may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, consumer protection and advertising. Changes to the laws, regulations, and guidelines relating to processing of information about our clients’ children, families and employees, including those already adopted and those that may in the future be adopted, their interpretation or the manner in which they are enforced, could render our current business practices non-compliant or make compliance more difficult or expensive. For example, in the last several years, 20 U.S. states have enacted comprehensive data privacy laws, led by California (California Consumer Privacy Act / California Privacy Rights Act), with other states including Colorado, Connecticut, Florida, New Jersey, Oregon, Texas, Utah and Virginia. Additional states have bills actively under consideration in their legislatures. These developments may further complicate our compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely on may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of clients; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our services; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We recently implemented cloud computing arrangements and may experience issues with the transition or the new arrangements may prove ineffective.

We recently implemented new cloud computing arrangements to enhance our enterprise resource planning system and streamline our operations and corporate functions. These systems are crucial for executing our strategy, providing essential information to management, maintaining accurate books and records, preparing timely consolidated financial statements and fulfilling contractual obligations. As we continue to transition to these new systems, we may experience disruptions in our business if the systems do not function as intended or if unforeseen challenges arise during the implementation. Such disruptions may impact our ability to process payments accurately and on time to our service providers, as well as our capability to invoice and collect payments from our customers. Moreover, the implementation of these systems may uncover or create data integrity issues or other technical problems that could negatively impact our business or financial results. Furthermore, periodic or prolonged disruptions in our financial functions could occur due to the adoption of these new systems, general usage, regular updates or other external factors beyond our control. If unexpected issues arise with either system or related technology infrastructure, our business, financial condition and results of operations could be adversely affected. Additionally, if we are unable to effectively implement these systems as planned or if any component of the systems does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected, or our ability to assess it adequately could be delayed.

Risks Related to our Common Stock

Our stock price may be volatile, which could cause you to lose a significant part of your investment.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, new reports relating to trends in our industry, or changes in general economic conditions. In addition, although our common stock is listed on the New York Stock Exchange, our common stock has at times experienced low trading volume in the past. Limited trading volume subjects our common stock to greater price volatility and may make it difficult for our stockholders to sell shares at an attractive price, as well as expose us to securities class action litigation.

In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations that affect the market prices for companies in general, and newer public companies like us in particular. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Further, any failure by us to meet or exceed the expectations of financial analysts or investors is likely to cause a decline in our common stock price. Further, recent industry and economic conditions have resulted in significant fluctuations in stock prices for many companies, including KinderCare. We cannot predict when the stock markets and the market for our common stock may stabilize.

Because Partners Group owns a significant percentage of our common stock, it controls major corporate decisions and its interests may conflict with your interests as an owner of our common stock and our interests.

We are controlled by Partners Group and its affiliates (“PG”), which beneficially owns an aggregate of approximately 70% of our common stock as of January 3, 2026. As a result, PG controls any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger or sale of substantially all of our assets. So long as PG continues to directly or indirectly own a significant amount of our equity, even if such amount is less than a majority of the voting power of our outstanding common stock, PG will continue to be able to substantially influence the outcome of votes on all matters requiring approval by the stockholders. The interests of PG could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by PG could delay, defer or prevent a change of control of our Company or impede a merger, takeover or other business combination that may otherwise be attractive to us or our other stockholders.

We have also entered into a Stockholders Agreement with PG and certain other stockholders dated October 8, 2024, giving PG certain contractual rights. Under the Stockholders Agreement, PG also has specified board representation rights, rights to require that its nominees serve on each of the board committees, governance rights and other rights, including the right to nominate designees to our board of directors on a sliding scale based on PG’s ownership of our common stock.

For example, as the beneficial owner of more than 50% of our common stock, PG is entitled to nominate the lowest whole number of directors that is greater than 50% of the total number of directors. This means that PG is entitled to nominate, and as a stockholder could cause the election of, a majority of our board of directors. The Stockholders Agreement also provides that so long as PG owns at least 25% of our outstanding common stock, PG’s consent will be required for us to (i) terminate, hire or appoint a chief executive officer, (ii) issue additional equity interests in our company or subsidiaries, subject to certain exceptions, (iii) other than in the ordinary course of business with vendors, customers and suppliers, enter into or effect any significant acquisition, and (iv) incur indebtedness for borrowed money aggregating to more than $100 million, subject to certain exceptions. These contractual rights give PG and director nominees control over our board of directors and certain major decisions. The interests of PG in exercising its contractual rights could conflict with or differ from our interests or the interests of our other stockholders.

Additionally, PG is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us or supply us with goods and services. PG may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Stockholders should consider that the interests of PG may differ from their interests in material respects

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements.

Because PG controls a majority of our outstanding common stock, we are a “controlled company” under the applicable rules of the NYSE. As a controlled company, we are permitted to elect not to comply with certain corporate governance requirements of the NYSE, including the requirements that:

•
a majority of our board of directors consist of independent directors;
•
we have a nominating/corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
we have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
we conduct an annual performance evaluation of the nominating and corporate governance and compensation committees.

These requirements will not apply to us as long as we remain a controlled company. We have currently elected not to rely on the exemptions above, however we may choose to do so at any time. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of January 3, 2026, holders of approximately 73% of our outstanding common stock have rights pursuant to a registration rights agreement, subject to certain conditions, to require us to file registration statements for the public sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, including through their exercise of their rights under the registration rights agreement, the price of our common stock could substantially decline. Furthermore, if PG or our executive officers and directors were to sell a substantial portion of the shares they hold, it could cause the price of our common stock to decline. Any sales of securities by these stockholders could have a material and adverse effect on the trading price of our common stock.

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

Generally, a “business combination” includes a merger, asset or stock sale or other transaction provided for or through us resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who owns 15% or more of our outstanding voting stock and the affiliates and associates of such person. For purposes of this provision, “voting stock” means any class or series of stock entitled to vote generally in the election of directors. PG and any of its direct or indirect designated transferees (other than in certain market transfers) and any group of which such persons are a party do not constitute “interested stockholders” for purposes of this provision.

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

General Risks

Our failure to comply with, or adapt to changes in, the highly complex legal and regulatory framework applicable to our business could harm our operations, operating results and financial condition.

Laws, regulations and licensing, and other requirements impacting education, child care and before- and after-school programs at the national, state and local levels are highly complex and subject to change. These laws, regulations, licensing and accreditation requirements directly affect our business and require constant compliance monitoring and substantial effort and resources to achieve and maintain compliance. Government agencies and accreditation organizations review matters such as the adequacy of buildings and equipment, minimum square footage, ratio of staff to children, educational qualifications and training of staff, record keeping, nutrition requirements, curriculum, employee screening, compliance with health and safety standards, data privacy and security requirements, and program quality. Failure of a center, site or program to comply with applicable regulations and requirements could subject it to sanctions, which can include fines, corrective orders, being placed on probation, loss of accreditation or, in more serious cases, suspension or revocation of the license to operate, inability to open or acquire new centers, or ability to participate in federal, state and local subsidy programs, and could require significant expenditures to bring our centers, sites or programs into compliance or result in the closing of the center, site or program. Certain government agencies may publish or publicly report major and/or minor regulatory violations and we may suffer adverse publicity, which could result in loss of enrollment in a center, site, program or market. In addition, our alleged failure to comply with applicable regulations and requirements could expose us to enforcement actions or potential litigation liabilities, as well as increase our operating expense, even if it is ultimately determined that we complied with the applicable regulations and requirements.

In addition, changes to the laws, regulations, licensing and accreditation requirements relating to education, child care and our programs, including those already adopted and those that may in the future be adopted, their interpretation or the manner in which they are enforced, could render our current business practices non-compliant or make compliance more difficult or expensive, as well as result in changes to our business that may increase our operating expenses.

Natural disasters, geo-political events and other highly disruptive events could materially and adversely affect our business, financial condition and results of operations.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, floods and earthquakes, geo-political events, such as protests, civil unrest or terrorist or military activities disrupting transportation, communication or utility systems or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics (such as the COVID-19 pandemic or other highly transmissible diseases), unusual weather conditions or cyberattacks, could adversely affect our operations and financial performance. For example, certain of our centers in Southern California were impacted by the January 2025 wildfires. Such events have resulted in and could result in future physical damage to or destruction or temporary closure of one or more of our centers or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations, data, utility and communications disruptions, fewer children attending our centers, including due to quarantines or public health crises, the inability of our families to reach or have transportation to our locations directly affected by such events and the inability to operate our business. In addition, these events could cause a temporary reduction in enrollments or the ability to run our business or could indirectly result in increases in the costs of our insurance if they result in significant loss of property or other insurable damage.

In addition, longer-term changes in climate patterns, including increases in the frequency and severity of extreme weather events, prolonged heat waves, droughts, flooding and wildfire conditions, may increase the likelihood of center closures, disrupt enrollment patterns, increase operating and capital costs, and adversely affect the availability and cost of insurance coverage. Climate-related conditions may also require us to incur additional expenses to retrofit or maintain our facilities, including investments in heating, ventilation, air conditioning, air filtration, and other infrastructure improvements. Any failure to adequately anticipate or respond to the operational impacts of climate-related risks could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Properties

Our principal executive office is located at 5005 Meadows Road, Lake Oswego, pursuant to the terms of a 7.3-year lease that was entered into in January 2022, with one seven-year renewal option, for approximately 34,153 square feet of space. In addition, as of January 3, 2026, we operated over 1,600 early childhood education centers, nearly all of which are leased. These leases include a master lease with KCP RE LLC with respect to approximately 500 of our centers across the United States, for which KCP RE LLC serves as the lessor. For most centers under the master lease, the initial term expires in 2033 and can be renewed at our option for two five-year periods. Our other center leases have expiration dates ranging from February 2026 to September 2044, including 60 leases expiring within the next 12 months, generally with renewal options. Other than our master lease with KCP RE LLC, we do not consider any of our leases, including our corporate headquarters, or our properties to be material to our operations.

Item 3. Legal Proceedings

We are, from time to time, subject to claims, suits, and matters arising in the ordinary course of business. Such claims have in the past generally been covered by insurance, but there can be no assurance that our insurance will be adequate to cover all liabilities that may arise out of claims or matters brought against us. We believe the resolution of such legal matters will not have a material adverse effect on our financial position, results of operations, or cash flows, although we cannot predict the ultimate outcome of any such actions.

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we are a party or of which any of our property is the subject, includes the following:

On August 12, 2025, a purported Company stockholder filed a securities class action complaint in the United States District Court for the District of Oregon against the Company, Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, Preston Grasty, each of whom were officers or directors at the time of our initial public offering ("IPO"), Partners Group Holding AG, our majority stockholder, and the representatives of the underwriters in our IPO, Goldman Sachs & Co LLC, Morgan Stanley & Co LLC, Barclays Capital Inc., and UBS Securities LLC. A consolidated complaint was filed on February 6, 2026 alleging that defendants violated Sections 11, 15, and 12(a)(2) of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, and costs on behalf of purchasers and/or acquirers of common stock issued in the IPO, as well as unspecified equitable relief. We intend to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

In addition, refer to Note 21 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a summary of certain other material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Securities Market Information

Our common stock has been listed on the NYSE under the symbol “KLC” since October 9, 2024. Prior to that, there was no public trading market for our common stock.

Holders of Record

As of March 10, 2026, there were approximately 21 stockholders of record for our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following graph compares the total return to stockholders of our common stock for the period October 9, 2024 to January 3, 2026, relative to the total return of the following:

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

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
10/9/2024
12/28/2024
3/29/2025
6/28/2025
9/27/2025
1/3/2026
KinderCare Learning Companies, Inc.
NYSE Composite Index
S&P 1500 Education Services Sub-Industry Index

	October 9,	December 28,	March 29,	June 28,	September 27,	January 3,
	2024	2024	2025	2025	2025	2026
KinderCare Learning Companies, Inc.	$100.00	$68.16	$45.73	$39.61	$26.56	$15.92
NYSE Composite Index	$100.00	$98.85	$98.58	$104.05	$109.88	$113.74
S&P 1500 Education Services Sub-Industry Index	$100.00	$118.76	$122.26	$145.59	$143.42	$93.32

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2026 included in Item 8 of this Annual Report on Form 10-K. This discussion and analysis primarily addresses the 53-week fiscal year ended January 3, 2026 ("fiscal 2025") and the 52-week fiscal year ended December 28, 2024 ("fiscal 2024") and comparisons between these years. Discussion and analysis as well as comparisons of the fiscal years ended December 28, 2024 and December 30, 2023 can be found within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our previous Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the SEC on March 21, 2025. Some of the information included in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors” sections included elsewhere in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

KinderCare Learning Companies, Inc. is a leading provider of high-quality ECE in the United States. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of 1,601 early childhood education centers with center capacity for 214,803 children and 1,153 before- and after-school sites located in 41 states and the District of Columbia as of January 3, 2026.

On October 8, 2024, our registration statement on Form S-1, as amended (File No. 333-281971) ("Form S-1") related to our IPO, was declared effective by the SEC, and our IPO was completed on October 10, 2024. In connection with our IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of our registration statement on Form S-1 for our IPO ("Common Stock Conversion"). As a result, prior periods presented in our consolidated financial statements and notes thereto as of and for the fiscal year ended January 3, 2026 have been adjusted to retrospectively reflect the Common Stock Conversion. Refer to Note 17 within the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

Factors Affecting the Comparability of our Results of Operations

As a result of certain factors, our historical results of operations may not be comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Fiscal Period

We report on a 52- or 53-week fiscal year comprised of 13- or 14-week fourth quarters, respectively, with the fiscal year ending on the Saturday closest to December 31. Fiscal 2025 is a 53-week fiscal year as compared to fiscal 2024 which is a 52-week fiscal year. The 53rd week in fiscal 2025 contributed an additional $45.1 million of revenue and an estimated $12 million of adjusted EBITDA.

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

In conjunction with our IPO, we modified the terms of our stock-based award plans. The 2022 Incentive Award Plan ("2022 Plan") was amended to provide for share settlement of all unexercised stock options and unvested restricted stock units ("RSUs") when stock options are exercised and RSUs vest according to their original vesting schedules. As a result of this modification, the previously liability-classified stock options and RSUs were reclassified as equity and the awards will not be remeasured at fair value each reporting period. The 2015 Equity Incentive Plan ("PIUs Plan") was modified to accelerate the vesting of all outstanding profit interest units ("PIUs"). As certain PIUs were improbable to vest prior to the modification and became probable to vest subsequent to the modification, we recognized the full fair value of the awards at the date of modification. As a result of the modification, we recognized $113.1 million as stock-based compensation expense within selling, general, and administrative expenses. The PIUs were settled in shares of our common stock in accordance with the plan of dissolution and liquidation of our parent company effectively terminating the PIUs Plan.

Our IPO, as well as the transactions we entered into in connection with our IPO, have affected the comparability of our operating results for the periods presented. Refer to Note 12 and Note 17 within the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

COVID-19 Related Stimulus

During 2020 and 2021, the United States government approved several incremental stimulus funding programs for ECE providers in response to the coronavirus disease 2019 ("COVID-19") pandemic, and as a result, we have received grants in the form of revenue or cost reimbursements ("COVID-19 Related Stimulus"). We recognized $0.7 million and $63.3 million during fiscal 2025 and fiscal 2024, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment). The federal programs funding the COVID-19 Related Stimulus were required to distribute all stimulus funding by December 31, 2024, and we do not expect to receive a material amount of funding after that date. The variability of funding provided by COVID-19 Related Stimulus has impacted the comparability of our operating results for the periods presented.

The Employee Retention Credit (“ERC”), established by the Coronavirus Aid, Relief and Economic Security Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During fiscal 2022, we applied for ERC for qualified wages and benefits paid throughout fiscal 2021 and fiscal 2020. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during fiscal 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met our recognition criteria. During fiscal 2025 and fiscal 2024, we recognized $30.1 million and $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $1.3 million and $0.5 million in interest income, respectively. The timing in recognition of the remaining deferred ERC liabilities will have an impact on the comparability of future periods.

Key Performance Metrics

Total centers and sites

We measure and track the number of centers and sites because, as our number of centers and sites grow, it highlights our geographic expansion and potential growth in revenue. We believe this information is useful to investors as an indicator of revenue growth and operational expansion and can be used to measure and track our performance over time. We define the number of centers and sites as the number of centers and sites at the beginning of the period plus openings and acquisitions, minus any permanent closures for the period. A permanently closed center or site is a center or site that has ceased operations as of the end of the reporting period that management does not intend on reopening. During fiscal 2025, management updated the definition of total before- and after-school sites to include sites that are temporarily closed as a result of the summer season to more accurately reflect the total sites that were operating during the year. Prior periods presented were adjusted to reflect the updated definition for comparative purposes.

	January 3,	December 28,
	2026	2024
Early childhood education centers	1,601	1,574
Before- and after-school sites	1,153	1,025
Total centers and sites	2,754	2,599

As of January 3, 2026, we had 1,601 early childhood education centers with a center capacity for 214,803 children as compared to 1,574 early childhood education centers as of December 28, 2024, with a center capacity for 210,135 children. During fiscal 2025, total centers increased by 27 due to acquiring 26 centers and opening 20 centers, partially offset by 19 permanent center closures.

Total before- and after-school sites increased by 128 during fiscal 2025 as compared to the number of before- and after-school sites as of December 28, 2024 due to opening 236 sites, partially offset by 108 site closures.

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

	Fiscal Years Ended
	January 3,	December 28,
	2026	2024
Average weekly ECE FTEs	142,248	145,149

Average weekly ECE FTEs decreased by 2,901, or 2.0%, for fiscal 2025 as compared to fiscal 2024 primarily due to lower FTEs at same-centers.

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

	Fiscal Years Ended
	January 3,	December 28,
	2026	2024
ECE same-center occupancy	67.8%	69.8%

ECE same-center occupancy decreased by 200 basis points for fiscal 2025 as compared to fiscal 2024, primarily due to lower enrollment at same-centers.

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

	Fiscal Years Ended
	January 3,	December 28,
	2026	2024
ECE same-center revenue	$2,488,829	$2,427,673

ECE same-center revenue increased by $61.2 million, or 2.5%, for fiscal 2025 as compared to fiscal 2024 primarily due to the impact of the 53rd week in fiscal 2025, which contributed $43.5 million in additional ECE same-center revenue. During the comparable 52- week periods, ECE same-center revenue growth of $31.8 million was driven by the net impact of new and acquired centers not yet classified as same-centers as of December 28, 2024 and center closures as of January 3, 2026. This growth was partially offset by a decrease of $14.1 million, or 0.6%, in revenue at centers that were classified as same centers as of both January 3, 2026 and December 28, 2024.

Results of Operations

We operate as a single operating segment to reflect the way our chief operating decision maker reviews and assesses the performance of the business. See Note 1 and Note 23 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding the Company's accounting policies and segment disclosures. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

The following table sets forth our results of operations including as a percentage of revenue for fiscal 2025 and fiscal 2024 (in thousands, except per share data and percentages):

	Fiscal Years Ended
	January 3, 2026		December 28, 2024
Revenue	$2,733,323		$2,663,035
Costs and expenses:
Cost of services (excluding depreciation and impairment)	2,128,130	77.9%	2,032,513	76.3%
Depreciation and amortization	123,967	4.5%	117,606	4.4%
Selling, general, and administrative expenses	297,232	10.9%	423,063	15.9%
Impairment losses	204,051	7.5%	10,535	0.4%
Total costs and expenses	2,753,380	100.7%	2,583,717	97.0%
(Loss) income from operations	(20,057)	(0.7%)	79,318	3.0%
Interest expense	83,975	3.1%	170,539	6.4%
Interest income	(4,827)	(0.2%)	(7,369)	(0.3%)
Other income, net	(5,863)	(0.2%)	(5,620)	(0.2%)
Loss before income taxes	(93,342)	(3.4%)	(78,232)	(2.9%)
Income tax expense	19,538	0.7%	14,608	0.5%
Net loss	$(112,880)	(4.1%)	$(92,840)	(3.5%)
Net loss per common share:
Basic	$(0.95)		$(0.96)
Diluted	$(0.95)		$(0.96)
Weighted average number of common shares outstanding:
Basic	118,329		96,309
Diluted	118,329		96,309

Comparison of the Fiscal Years Ended January 3, 2026 and December 28, 2024

Revenue

	Fiscal Years Ended		Change
	January 3, 2026	December 28, 2024	Amount	%
Early childhood education centers	$2,517,842	$2,466,244	$51,598	2.1%
Before- and after-school sites	215,481	196,791	18,690	9.5%
Total revenue	$2,733,323	$2,663,035	$70,288	2.6%

Total revenue increased by $70.3 million, or 2.6%, for fiscal 2025 as compared to fiscal 2024. The 53rd week in fiscal 2025 contributed an additional $45.1 million of revenue.

Revenue from early childhood education centers increased by $51.6 million, or 2.1%, for fiscal 2025 as compared to fiscal 2024 primarily due to the impact of the 53rd week in fiscal 2025. During the comparable 52- week periods, revenue increased $7.3 million, or 0.3%, of which 2.2% was from higher tuition rates, partially offset by 1.9% from lower enrollment.

The $51.6 million increase in early childhood education center revenue for fiscal 2025 as compared to fiscal 2024 was comprised of $61.2 million higher ECE same-center revenue, partially offset by $9.6 million lower revenue from new and acquired centers not yet classified as same centers and center closures.

Revenue from before- and after-school sites increased by $18.7 million, or 9.5%, for fiscal 2025 as compared to fiscal 2024 primarily due to opening new sites.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $95.6 million, or 4.7%, for fiscal 2025 as compared to fiscal 2024. This increase was driven by $43.9 million higher personnel costs due to wage rate and salary increases as well as higher health insurance costs, partially offset by lower labor hours and grant-related bonuses. Additionally, rent expense increased $20.0 million driven by new and acquired centers as well as contractual rent increases. Higher cost of services

(excluding depreciation and impairment) was also attributable to $17.9 million lower government assistance due to a decrease in cost reimbursements, primarily related to the conclusion of certain COVID-19 Related Stimulus funding, partially offset by higher ERC recognized in fiscal 2025 as compared to fiscal 2024 in connection with the timing of tax statute of limitations and qualifying creditable wages. Lastly, other center operating expenses increased by $13.9 million as a result of operating more centers and sites, driven by higher janitorial and utilities costs, food and supplies, as well as property taxes.

Depreciation and amortization

Depreciation and amortization increased by $6.4 million, or 5.4%, for fiscal 2025 as compared to fiscal 2024. This increase was primarily due to higher depreciation expense as a result of assets placed into service from new and acquired centers.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $125.8 million, or 29.7%, for fiscal 2025 as compared to fiscal 2024. This decrease was primarily driven by $138.7 million lower stock-based compensation expense and bonus expense in fiscal 2025 as compared to fiscal 2024 primarily as a result of the October 2024 modification to the PIUs Plan, which accelerated the vesting of outstanding PIUs, as well as the March 2024 distribution to PIU holders and a related bonus to holders of restricted stock units and stock options. Additionally, meeting and travel expenses decreased by $6.4 million in fiscal 2025 as compared to fiscal 2024 primarily attributable to a field leadership summit held during fiscal 2024. These decreases were partially offset by an $11.3 million increase in personnel costs due to higher salaries, benefits, and severance expenses, partially offset by optimized headcount, as well as a $6.6 million increase in computer costs due to software license fees and amortization of deferred cloud computing costs.

Impairment losses

Impairment losses increased by $193.5 million, or 1836.9%, for fiscal 2025 as compared to fiscal 2024. This increase was driven by a $178.0 million goodwill impairment as a result of testing performed during the fourth quarter of fiscal 2025 triggered by the further deterioration in our market capitalization from a continued decline in our stock price. Additionally, property and equipment impairment increased by $15.6 million due to more centers with lower operational performance and reduced cash flow projections during fiscal 2025. Refer to Note 7 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on our goodwill impairment analysis.

Interest expense

Interest expense decreased by $86.6 million, or 50.8%, for fiscal 2025 as compared to fiscal 2024. Of this decrease, $67.6 million is driven by lower outstanding principal and interest rates on the First Lien Term Loan Facility as a result of the October 2024 repayment and subsequent repricing amendments in October 2024 and July 2025 combined with $19.3 million attributable to lower losses on extinguishment of debt from the July 2025 repricing as compared to the October 2024 amendments.

Interest income

Interest income decreased by $2.5 million, or 34.5%, for fiscal 2025 as compared to fiscal 2024 primarily driven by lower average daily cash balances earning interest at lower average rates as a result of the Federal Reserve reducing the federal funds target rate beginning in late fiscal 2024 and continuing throughout fiscal 2025. This decrease was partially offset by higher interest income from ERC recognition.

Other income, net

Other income, net remained relatively consistent for fiscal 2025 as compared to fiscal 2024 and was primarily comprised of net changes in realized and unrealized holding gains on deferred compensation plan investment trust assets and sublease income.

Income tax expense

Income tax expense increased by $4.9 million for fiscal 2025 as compared to fiscal 2024. The effective tax rate was (20.9)% for fiscal 2025 as compared to (18.7)% for fiscal 2024. Compared to the statutory rate, the difference in the effective tax rate for fiscal 2025 was primarily due to nondeductible goodwill impairment and the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized, partially offset by the nontaxable ERC and state income tax benefit recognized during fiscal 2025. Compared to the statutory rate, the difference in the effective tax rate for fiscal 2024 was primarily due to nondeductible stock-based compensation related to the PIUs and the partial release of the receivable related to uncertain tax positions as a result of the portion of ERC recognized, partially offset by the nontaxable ERC and state income tax benefit recognized during fiscal 2024.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we also provide the below non-GAAP financial measures. EBIT, EBITDA, adjusted EBITDA, adjusted net income, and adjusted net income per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and should not be considered as an alternative to net income or loss, income or loss from operations, or any other performance measure in accordance with GAAP, or as an alternative to cash provided by operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP.

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

EBIT, EBITDA, and Adjusted EBITDA

EBIT is defined as net loss adjusted for interest and income tax expense. EBITDA is defined as EBIT adjusted for depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for impairment losses, stock-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, and other costs because these charges do not relate to the core operations of our business. We present EBIT, EBITDA, and adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. We believe adjusted EBITDA is helpful to investors in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

The following table shows EBIT, EBITDA, and adjusted EBITDA for the periods presented, and the reconciliation to its most comparable GAAP measure, net loss, for the periods presented (in thousands):

	Fiscal Years Ended
	January 3,	December 28,
	2026	2024
Net loss	$(112,880)	$(92,840)
Add back:
Interest expense	83,975	170,539
Interest income	(4,827)	(7,369)
Income tax expense	19,538	14,608
EBIT	$(14,194)	$84,938
Add back:
Depreciation and amortization	123,967	117,606
EBITDA	$109,773	$202,544
Add back:
Impairment losses (1)	204,051	10,535
Stock-based compensation (2)	12,073	122,972
Management and advisory fee expenses (3)	—	3,767
Acquisition related costs (4)	—	16
Non-recurring distribution and bonus expense (5)	—	19,287
COVID-19 Related Stimulus, net (6)	(26,713)	(69,732)
Other costs (7)	882	8,734
Adjusted EBITDA	$300,066	$298,123

Explanations of add backs are located after the reconciliation of adjusted net income and adjusted net income per common share.

Adjusted net income and adjusted net income per common share

Adjusted net income is defined as net loss adjusted for income tax expense, amortization of intangible assets, impairment losses, stock-based compensation, management and advisory fee expenses, acquisition related costs, non-recurring distribution and bonus expense, COVID-19 Related Stimulus, net, loss on extinguishment of long-term debt, net, other costs, and non-GAAP income tax expense because these charges do not relate to the core operations of our business. Adjusted net income per common share is defined as the amount of adjusted net income per weighted average number of common shares outstanding. We present adjusted net income and adjusted net income per common share because we consider them to be important measures used to evaluate our operating performance internally. We believe the use of adjusted net income and adjusted net income per common share provides investors with consistency in the evaluation of the Company as they offer a meaningful comparison of past, present, and future operating results, as well as more useful financial comparisons to our peers. We believe these supplemental measures can be used to assess the financial performance of our business without regard to certain costs that are not representative of our continuing operations.

The following table shows adjusted net income and adjusted net income per common share for the periods presented and the reconciliation to the most comparable GAAP measure, net (loss) income and net (loss) income per common share, respectively, for the periods presented (in thousands, except per share data):

	Fiscal Years Ended
	January 3,	December 28,
	2026	2024
Net loss	$(112,880)	$(92,840)
Income tax expense	19,538	14,608
Net loss before income tax	$(93,342)	$(78,232)
Add back:
Amortization of intangible assets	8,844	9,234
Impairment losses (1)	204,051	10,535
Stock-based compensation (2)	12,073	122,972
Management and advisory fee expenses (3)	—	3,767
Acquisition related costs (4)	—	16
Non-recurring distribution and bonus expense (5)	—	19,287
COVID-19 Related Stimulus, net (6)	(26,713)	(69,732)
Loss on extinguishment of long-term debt, net (8)	5,434	25,652
Other costs (7)	882	8,734
Adjusted income before income tax	111,229	52,233
Adjusted income tax expense (9)	28,708	13,481
Adjusted net income	$82,521	$38,752
Net loss per common share: (10)
Basic	$(0.95)	$(0.96)
Diluted	$(0.95)	$(0.96)
Adjusted net income per common share: (10)
Basic	$0.70	$0.40
Diluted	$0.70	$0.40
Weighted average number of common shares outstanding: (10)
Basic	118,329	96,309
Diluted	118,329	96,309

Explanation of add backs:

(1)
Represents impairment charges for goodwill and long-lived assets. Goodwill impairment recognized during fiscal 2025 was $178.0 million and was driven by the further deterioration in our market capitalization from a continued decline in our stock price. Impairments of long-lived assets for the periods presented was driven by center closures and reduced operating performance at certain centers due to the impact of changing demographics in certain locations in which we operate and current macroeconomic conditions on our overall operations. Refer to Note 7 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information on our goodwill impairment analysis.
(2)
Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification ("ASC") 718, Compensation: Stock Compensation and excludes cash-settled, liability-classified stock-based compensation expense. Fiscal 2024 includes $113.1 million in expense recognized related to the one-time October 2024 modification to the PIUs Plan and excludes $14.3 million in expense included within “Non-recurring distribution and bonus expense” as described in explanation (5) below. Refer to Note 17 within the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.
(3)
Represents amounts incurred for management and advisory fees with related parties in connection with a management services agreement with Partners Group (USA), Inc., a related party of the Company, which was terminated upon completion of our IPO.
(4)
Represents costs incurred in connection with planned and completed acquisitions, including due diligence, transaction, integration, and severance related costs. Fiscal 2024 costs relate to the acquisition of Crème School.
(5)
During March 2024, we recognized a $14.3 million one-time expense related to an advance distribution to holders of Class B PIUs. In connection with this distribution, we recognized a $5.0 million one-time bonus expense for holders of

RSUs and stock options to account for the change in value associated with the March 2024 distribution for Class B PIUs. We do not routinely make distributions to Class B PIU holders in advance of a liquidity event or pay bonuses to RSU or stock option holders outside of normal vesting and we do not expect to do so in the future. In connection with our IPO, KC Parent, LP ("KC Parent"), the former owner of the Company’s outstanding shares of common, distributed shares of our common stock then held by KC Parent to unitholders of KC Parent in proportion to their interests in KC Parent. Refer to Note 17 within the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.
(6)
Includes expense reimbursements and revenue arising from the COVID-19 pandemic, net of pass-through expenses incurred as a result of certain grant requirements. We recognized $0.7 million and $63.3 million during fiscal 2025 and fiscal 2024, respectively, in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment). Additionally, during fiscal 2025 and fiscal 2024, we recognized $30.1 million and $23.4 million of ERC offsetting cost of services (excluding depreciation and impairment) as well as $2.1 million and $2.6 million in professional fees in selling, general, and administrative expenses, respectively, as a result of calculating and filing for ERC. COVID-19 Related Stimulus is net of pass-through expenses incurred as stipulated within certain grants of $1.9 million and $14.8 million during fiscal 2025 and fiscal 2024, respectively.
(7)
Includes certain professional fees incurred for both contemplated and completed debt and equity transactions, as well as costs expensed in connection with prior contemplated offerings. For fiscal 2025, other costs includes $0.7 million in transaction costs associated with the July 2025 repricing amendment and $0.2 million in costs related to our IPO. For fiscal 2024, other costs includes $3.6 million in transaction costs associated with our incremental first lien term loan, repricing amendments of our senior secured credit facilities, and debt modifications subsequent to our IPO, as well as $2.5 million in costs related to our IPO. These costs represent items management believes are not indicative of core operating performance.
(8)
Includes the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of certain amendments to our senior secured credit facilities. For fiscal 2025, the loss on extinguishment of long-term debt is the result of the July 2025 repricing amendment to the Credit Agreement. For fiscal 2024, the loss on extinguishment of long-term debt is primarily the result of the October 2024 repayment of $608.0 million on the First Lien Term Loan Facility. Loss on extinguishment of long-term debt, net is not considered by management to be indicative of core operating performance.
(9)
Includes the tax effect of the non-GAAP adjustments, calculated using the appropriate federal and state statutory tax rate and the applicable tax treatment for each adjustment. The non-GAAP tax rate was 25.8% for both fiscal 2025 and fiscal 2024. Our statutory rate is re-evaluated at least annually.
(10)
The outstanding shares and per share amounts for the portion of the fiscal year ended December 28, 2024 prior to the Common Stock Conversion have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 17 within the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

Liquidity and Capital Resources

Our primary sources of cash are cash provided by operations, current cash balances, and borrowings available under our revolving credit facility (the "First Lien Revolving Credit Facility"). Our principal uses of cash are payments of our operating expenses, such as personnel salaries and benefits, debt service, rents paid to landlords, and capital expenditures.

We expect to continue to meet our liquidity requirements for at least the next 12 months under current operating conditions with cash generated from operations, cash on hand, and to the extent necessary and available, through borrowings under the First Lien Revolving Credit Facility. If the need arises for additional expenditures, we may seek additional funding. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in Item 1A. In the future, we may attempt to raise additional capital through the sale of equity securities or debt financing arrangements. Any future equity capital or indebtedness we incur may result in terms that could be unfavorable to equity investors. We cannot provide assurance that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Debt facilities

As of January 3, 2026, our Credit Agreement consisted of a $962.0 million First Lien Term Loan Facility and a $262.5 million First Lien Revolving Credit Facility.

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

In February 2025, we entered into an amendment to the Credit Agreement to increase the total commitments under the First Lien Revolving Credit Facility by a net amount of $22.5 million as well as reclassify and extend $5.0 million of the previously non-extended commitments. The total borrowing capacity of the First Lien Revolving Credit Facility increased to $262.5 million, with $252.5 million of extended commitments and $10.0 million of non-extended commitments. All other terms under the Credit Agreement remain unchanged as a result of the amendment.

The First Lien Term Loan Facility matures in June 2030. The extended commitments under the First Lien Revolving Credit Facility mature in October 2029, while the non-extended commitments mature in June 2028.

The Credit Agreement allows for letters of credit to be drawn against the current borrowing capacity of the First Lien Revolving Credit Facility, capped at $172.5 million. We pay certain fees under the First Lien Revolving Credit Facility, including a fronting fee on outstanding letters of credit of 0.125% per annum and a commitment fee on the unused portion of the First Lien Revolving Credit Facility at a rate between 0.25% and 0.50% per annum, based on a pricing grid of our First Lien Term Loan Facility net leverage ratio. Additionally, fees on the outstanding letters of credit bear interest at a rate equal to the applicable rate for amounts drawn under the First Lien Revolving Credit Facility.

As of January 3, 2026, there were no outstanding borrowings under the First Lien Revolving Credit Facility and we had an available borrowing capacity of $189.7 million after giving effect to the outstanding letters of credit under the Credit Agreement of $72.8 million.

The interest rate effective as of January 3, 2026 was 6.42% on the First Lien Term Loan Facility, 2.00% on outstanding letters of credit, 0.125% fronting fee on outstanding letters of credit, and 0.25% on the unused portion of the First Lien Revolving Credit Facility.

The weighted average interest rate during fiscal 2025 for the First Lien Term Loan Facility was 7.24%.

All obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions.

Under the Credit Agreement, the financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio (as defined in the Credit Agreement) to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding on the First Lien Revolving Credit Facility (excluding all letters of credit) exceeds 35% of total revolving commitments on such date. As this threshold was not met as of January 3, 2026 the quarterly maximum First Lien Term Loan Facility net leverage ratio financial covenant was not in effect. Nonfinancial loan covenants restrict our ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates.

An annual calculation of excess cash flows determines if we will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments. The excess cash flow calculation required as of January 3, 2026, did not require a mandatory prepayment on the First Lien Term Loan Facility.

As of January 3, 2026, we were in compliance with all covenants of the Credit Agreement.

In February 2024, we entered into a credit facilities agreement, dated as of February 1, 2024, which allows for $20.0 million in letters of credit to be issued ("LOC Agreement"). We pay an interest rate of 5.95% on any outstanding balance and 0.25%

on any unused portion. The LOC Agreement matures in December 2026. As of January 3, 2026, there were $20.0 million outstanding letters of credit under the LOC Agreement.

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

See Note 12 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information regarding our debt facilities.

Cash flows

The following table summarizes our cash flows (in thousands) for the periods presented:

	Fiscal Year Ended
	January 3, 2026	December 28, 2024
Cash provided by operating activities	$238,535	$115,887
Cash used in investing activities	(154,416)	(147,238)
Cash used in financing activities	(13,250)	(62,631)
Net change in cash, cash equivalents, and restricted cash	70,869	(93,982)
Cash, cash equivalents, and restricted cash at beginning of period	62,430	156,412
Cash, cash equivalents, and restricted cash at end of period	$133,299	$62,430

Net cash provided by operating activities

Cash provided by operating activities increased by $122.6 million for fiscal 2025 as compared to fiscal 2024. The increase was driven by the change in net loss, adjusted for non-cash items, of $63.6 million primarily due to lower interest expense, partially offset by lower cost reimbursements from government assistance. Additionally, the net changes in operating assets and liabilities resulted in a $59.0 million increase primarily driven by higher accrued compensation and deferred revenue due to timing of our fiscal year-end, as well as lower spend on our enterprise resource planning software system due to implementation in early fiscal 2025. These increases were partially offset by lower accrued interest compared to prior periods.

Net cash used in investing activities

Cash used in investing activities increased by $7.2 million for fiscal 2025 as compared to fiscal 2024. The increase was driven by $12.2 million increased payments for acquisitions. This increase was partially offset by a $3.5 million change in deferred compensation asset trusts as a result of decreased deposits and increased redemptions as well as $1.5 million lower capital expenditures net of proceeds from disposals.

Net cash used in financing activities

Cash used in financing activities decreased by $49.4 million for fiscal 2025 as compared to fiscal 2024. The decrease was primarily due to $55.7 million net cash used for the March 2024 distribution to KC Parent, partially offset by $8.4 million net proceeds from our IPO after our partial repayment on the First Lien Term Loan Facility in October 2024.

Cash requirements

As of January 3, 2026, we had the following obligations:

•
Total lease obligations, including imputed interest, of $2.4 billion expected to be paid out as follows: $285.8 million in fiscal 2026, $576.3 million in two to three years, $497.0 million in four to five years, and $1.0 billion thereafter through the maturity of our lease agreements. In addition, the Company has entered into additional operating leases that have not yet commenced with total fixed payment obligations of $220.3 million. The leases are expected to commence between 2026 and 2028 and have initial lease terms of approximately 15 years, however, the exact timing and amounts of cash outflows related to these leases cannot be estimated reliably. See Note 8 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
•
Long-term debt obligations, including interest, of $1.2 billion expected to be paid out as follows: $71.1 million in fiscal 2026, $136.1 million in two to three years, $1.0 billion in four to five years, through June 2030 when the First

Lien Term Loan Facility matures. See Note 12 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
•
Self-insurance obligations of $121.1 million expected to be paid out as claims are settled and cash outflows cannot be estimated reliably.
•
Deferred compensation plan of $44.1 million expected to be paid out based on the individual plan participant and cash outflows cannot be estimated reliably.
•
Service arrangements which include certain information technology, labor software, and maintenance services of $54.0 million expected to be paid out as follows: $13.1 million in fiscal 2026, $19.0 million in two to three years, $12.0 million in four to five years, and $9.9 million thereafter.

Certain agreements have cancellation penalties for which, if we were to cancel, we would be required to pay up to approximately $4.8 million. Other cancellation penalties cannot be estimated as we cannot predict the occurrence of future agreement cancellations. See Note 11 and Note 13 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional detail related to our contractual obligations.

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

The accounting policies that we believe are critical in the preparation of our consolidated financial statements are described below. For a description of our other significant accounting policies, see Note 1 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter or more frequently if impairment indicators exist. Potential indicators of impairment include macroeconomic conditions, industry and market considerations, actual and projected financial performance and cash flows, entity-specific events, and changes in our stock price in relation to the carrying value of our reporting units, among other relevant factors. Impairment of goodwill is tested at the reporting unit level. Our reporting units consists of the early childhood education centers reporting unit and the before- and after-school sites reporting unit. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is unnecessary. If a reporting unit or indefinite-lived intangible asset does not pass the qualitative assessment, or if we choose to bypass the qualitative assessment, a quantitative test is performed.

If the quantitative impairment test is performed over goodwill, the assessment considers both the income approach and the market approach and selects an approach or weighting of approaches, as deemed appropriate, to estimate a reporting unit's fair value. In an income approach discounted cash flows ("DCF") method, we utilize estimates and assumptions including forecasted future cash flows, the determination of an appropriate discount rate, tax rate, and terminal growth rate. Future cash flows are based on internally-developed forecasts of each reporting unit and take into consideration, as applicable, revenue growth rates driven by tuition and occupancy assumptions, expectations for wage rate and labor hours, known and expected rent increases, and other operating and selling, general and administrative costs driven by growth of the reporting units, as well as capital expenditures and working capital requirements. The discount rate represents the weighted-average cost of capital, which is determined based on relevant market conditions, our market risk sensitivity compared to guideline public companies, and our implied specific risk premium. For a market approach, we may consider various valuation methodologies, including multiples of comparable public companies or the use of market capitalization adjusted for a reasonable control premium estimated using expected synergies that would be realized by a hypothetical buyer. If the carrying amount of the reporting unit exceeds the fair value calculated using one or a combination of the methods described above, an impairment charge will be recognized in an amount equal to that excess.

If a quantitative fair value measurement calculation is performed for indefinite-lived intangible assets, we utilize the relief-from-royalty method for indefinite-lived trade names and trademarks. The relief-from-royalty method assumes trade names and trademarks have value to the extent their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate, and the weighted average cost of capital. If the net book values of the assets exceed fair value, an impairment charge will be recognized in an amount equal to that excess.

The determination of fair value requires management to apply significant judgment in formulating estimates and assumptions. The estimated fair value of the reporting units and indefinite-lived intangible assets are sensitive to changes in underlying estimates and assumptions, including differences between estimated and actual revenue and cash flows, as well as the discount rate and the terminal growth rate used to evaluate the fair value of these assets. Although we believe the estimates of fair value are reasonable, adverse changes in our market capitalization as well as key assumptions, including higher discount rates or weaker operating results, could result in impairment in future periods, which could be material to results of operations.

In accordance with ASC 350, Intangibles—Goodwill and Other and ASC 360, Property, Plant, and Equipment, we first perform impairment testing of indefinite-lived intangible assets and any other assets or liabilities other than long-lived assets and goodwill, followed by long-lived assets held and used, prior to testing goodwill.

Long-Lived Assets

Long-lived assets consist of lease right-of-use assets, property and equipment, and definite-lived intangible assets. Definite-lived intangible assets consist of trade names and trademarks, client relationships, accreditations, proprietary curricula, internally developed software, and covenants not-to-compete. We review and evaluate the carrying value and remaining useful lives of long-lived asset groups whenever events or changes in circumstances require impairment testing and/or a revision to the remaining useful life of the related assets. If this review indicates a potential impairment, we would assess the recoverability of the asset group by determining if the carrying value exceeds the sum of future undiscounted cash flows that could be generated by the asset group. Such cash flows consider factors such as expected future operating income and historical trends, as well as the effects of potential management decisions and strategic initiatives. Impairment of property and equipment may not be appropriate under certain circumstances, such as a new or maturing center, recent or anticipated center management turnover, or an unusual, nonrecurring expense impacting the cash flow projection. If an asset group is not recoverable, impairment will be measured as the excess of the carrying amount of the asset group over its estimated fair value based on estimated future discounted cash flows including disposition sales proceeds, if applicable, with the allocation of impairment to the related long-lived assets not to reduce their carrying values below their respective fair values. We typically estimate fair value of the asset group using the DCF method, which is based on unobservable inputs including future cash flow projections, market-based inputs including as-is market rents, and discount rate assumptions, as appropriate. As a result of the inherent uncertainty associated with formulating these estimates, actual results could differ from those estimates.

Self-Insurance Obligations

We are self-insured for certain levels of workers’ compensation, employee medical, general liability, auto, property, and other insurance coverage. Insurance claim liabilities represent our estimate of retained risks. We purchase coverage at varying levels to limit our potential future losses, including stop-loss coverage for certain exposures. We record insurance receivables for amounts in excess of our self-insured retention or deductible that represent recoveries considered probable from purchased insurance coverage, which limits the financial impact of potential future losses. The nature of these liabilities may not fully manifest for several years. We retain a substantial portion of the risk related to certain workers’ compensation, general liability, and medical claims. Liabilities associated with these losses include estimates of both filed claims and incurred but not yet reported (“IBNR”) claims.

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

Stock-based Compensation

We account for stock options and RSUs (collectively, "stock-based compensation awards") granted to employees, officers, managers, directors, and other providers of services by measuring the fair value of the stock-based compensation awards and recognizing the resulting expense, net of estimated forfeitures, over the requisite service period during which the grantees are required to perform service in exchange for the stock-based compensation awards, which varies based on award-type. The requisite service period is reduced for the awards that provide for continued vesting upon retirement if any of the grantees are retirement eligible at the date of grant or will become retirement eligible during the vesting period. In October 2024, the amended and restated 2022 Plan related to stock options and RSUs was further amended to provide for share-settlement of previously cash-settled unexercised stock options and unvested RSUs, and as a result, the liability classified awards were reclassified as equity in accordance with ASC 718, Compensation: Stock Compensation. The estimated number of awards that will ultimately vest and the determination of grant date fair value of stock options requires judgment, and to the extent actual results, or updated estimates, differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised. Refer to Note 17 in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The determination of the fair value of stock options using the option-pricing model is affected by a number of complex and subjective assumptions. These assumptions include, but are not limited to, the fair value of our common stock, the expected term of the awards, the expected stock price volatility over the term of the awards, risk-free interest rate, and dividend yield.

Fair value: The fair value of our common stock is based on the public market.

Expected term: We calculate the expected term of stock options using the simplified method, which is the simple average of the vesting period and the contractual term. The simplified method is applied as we have insufficient historical data to provide a reasonable basis for an estimate of the expected term.

Expected volatility: As there is limited historical or implied volatility information available since our IPO in October 2024, we estimate the expected volatility using the historical stock volatility of a group of similar companies that are publicly traded over a period equivalent to the expected term of the stock options. We will continue to utilize this approach until we have sufficient historical information available.

Risk free interest rate: The risk-free interest rate is based on the U.S. constant maturity rates with remaining terms similar to the expected term of the stock options.

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

Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that a valuation allowance is not necessary as of January 3, 2026 as we anticipate that our future taxable income will be sufficient to recover the remainder of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against such deferred tax assets. This would result in additional recorded tax expense or a reduced tax benefit in the period in which we determine that the recovery is not more likely than not.

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

Interest Rate Risk

As of January 3, 2026, we had $927.5 million of variable-rate debt, net of debt issuance costs. We estimate that had the average interest rates on our variable rate borrowings outstanding under the Credit Agreement increased by 100 basis points during fiscal 2025, our interest expense for the same period would have increased by approximately $1.7 million, inclusive of the effects of our interest rate derivatives. The impact to future interest expense as a result of changes in future interest rates is also contingent upon the aggregate amount of our borrowings subject to variable interest rates and the interest derivative contracts in place at that time. As a result, any estimated increase in interest expense may not be indicative of future interest expense. As of January 3, 2026, the fair value of our interest rate derivatives was a liability of $6.2 million, of which $3.6 million was recorded in other current liabilities and $2.6 million was recorded in other long-term liabilities on the consolidated balance sheets.

We may enter into interest rate derivative contracts that are designated as cash flow hedges under ASC 815, Derivatives and Hedging, to effectively manage variable interest rates on the First Lien Term Loan Facility and convert a portion of our variable rate debt to a fixed rate basis. We do not hold or issue derivatives for trading or speculative purposes. In January 2024, we entered into a pay-fixed-receive-float interest rate swap with a notional amount of $400.0 million through its maturity and a fixed interest rate of 3.85% per annum. Additionally, in February 2024, we entered into two pay-fixed-receive-float interest rate swaps with a combined notional amount of $400.0 million through their maturity and a fixed interest rate of 3.89% per annum. These swaps commenced in June 2024, and will mature in December 2026. In March 2025, we entered into two forward starting pay-fixed-receive-float interest rate swap contracts with a combined notional amount of $500.0 million through their maturity, one with a fixed interest rate of 3.72% per annum and the other with a fixed interest rate of 3.74% per annum. These interest rate swap contracts will commence in December 2026, when our current swaps expire, and will mature in December 2027. The interest rate swap contracts were executed in order to hedge the interest rate risk on a portion of the variable rate debt under the Credit Agreement and payments to or from the counterparty are based on the variable rate which is the greater of three-month SOFR or 0.50% per annum. As of January 3, 2026, the derivatives are considered highly effective.

Item 8. Financial Statements and Supplementary Data

KINDERCARE LEARNING COMPANIES, INC.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of KinderCare Learning Companies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of KinderCare Learning Companies, Inc. and its subsidiaries (the "Company") as of January 3, 2026 and December 28, 2024, and the related consolidated statements of operations and comprehensive (loss) income, of shareholders' equity and of cash flows for each of the three years in the period ended January 3, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective information technology general controls for information systems that are relevant to the preparation of the Company's consolidated financial statements, including ineffective controls over program change management, user access, and computer operations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Valuation of Workers’ Compensation and General Liability Self-Insurance Obligations

As described in Notes 1, 11 and 13 to the consolidated financial statements, the Company’s combined current and long-term consolidated self-insurance obligations were $121.1 million as of January 3, 2026, of which $107.6 million relates to workers’ compensation and general liability. Management uses an independent third-party actuary to assist in determining the self-insurance obligations. Self-insurance obligations are accrued on an undiscounted basis based on estimates for known claims and estimated incurred but not yet reported claims. The estimates require significant management judgment and are developed utilizing standard actuarial methods and are based on historical claims experience and actuarial assumptions, including loss rate and loss development factors.

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

March 13, 2026

We have served as the Company’s auditor since 2024.

KinderCare Learning Companies, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	January 3, 2026	December 28, 2024
Assets
Current assets:
Cash and cash equivalents	$133,205	$62,336
Accounts receivable, net	118,523	104,333
Prepaid expenses and other current assets	106,291	48,104
Total current assets	358,019	214,773
Property and equipment, net of accumulated depreciation	417,789	418,524
Goodwill	964,829	1,119,714
Intangible assets, net of accumulated amortization	420,922	429,766
Operating lease right-of-use assets	1,500,786	1,373,064
Other assets	85,545	89,626
Total assets	$3,747,890	$3,645,467
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$163,312	$152,660
Related party payables	—	119
Current portion of long-term debt	9,620	7,251
Operating lease liabilities—current	146,594	144,919
Deferred revenue	49,577	26,376
Other current liabilities	115,762	81,433
Total current liabilities	484,865	412,758
Long-term debt, net	917,925	918,719
Operating lease liabilities—long-term	1,447,524	1,315,587
Deferred income taxes, net	35,454	30,907
Other long-term liabilities	106,860	102,987
Total liabilities	2,992,628	2,780,958
Commitments and contingencies (Note 21)
Shareholders' equity:
Preferred stock, par value $0.01; 25,000,000 shares authorized; no shares issued and outstanding as of January 3, 2026 and December 28, 2024	—	—
Common stock, par value $0.01; 750,000,000 shares authorized; 118,340,042 shares issued and outstanding as of January 3, 2026 and 117,984,749 shares issued and outstanding as of December 28, 2024	1,183	1,180
Additional paid-in capital	841,301	830,369
Retained (deficit) earnings	(82,619)	30,261
Accumulated other comprehensive (loss) income	(4,603)	2,699
Total shareholders' equity	755,262	864,509
Total liabilities and shareholders' equity	$3,747,890	$3,645,467

See accompanying Notes to Consolidated Financial Statements

KinderCare Learning Companies, Inc.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Fiscal Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Revenue	$2,733,323	$2,663,035	$2,510,182
Costs and expenses:
Cost of services (excluding depreciation and impairment)	2,128,130	2,032,513	1,824,324
Depreciation and amortization	123,967	117,606	109,045
Selling, general, and administrative expenses	297,232	423,063	287,967
Impairment losses	204,051	10,535	13,560
Total costs and expenses	2,753,380	2,583,717	2,234,896
(Loss) income from operations	(20,057)	79,318	275,286
Interest expense	83,975	170,539	152,893
Interest income	(4,827)	(7,369)	(6,139)
Other income, net	(5,863)	(5,620)	(1,393)
(Loss) income before income taxes	(93,342)	(78,232)	129,925
Income tax expense	19,538	14,608	27,367
Net (loss) income	$(112,880)	$(92,840)	$102,558
Other comprehensive (loss) income, net of tax:
Change in net (losses) gains on cash flow hedges	(7,302)	3,012	1,695
Total comprehensive (loss) income	$(120,182)	$(89,828)	$104,253
Net (loss) income per common share:
Basic	$(0.95)	$(0.96)	$1.13
Diluted	$(0.95)	$(0.96)	$1.13
Weighted average number of common shares outstanding:
Basic	118,329	96,309	90,366
Diluted	118,329	96,309	90,389

See accompanying Notes to Consolidated Financial Statements

KinderCare Learning Companies, Inc.

Consolidated Statements of Shareholders' Equity

(In thousands)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 31, 2022	90,366	$904	$388,247	$20,543	$(2,008)	$407,686
Reclassification of equity- classified stock options and restricted stock units to liability-classified			(6,750)			(6,750)
Stock-based compensation			1,691			1,691
Other comprehensive income, net of tax					1,695	1,695
Net income				102,558		102,558
Balance as of December 30, 2023	90,366	$904	$383,188	$123,101	$(313)	$506,880
Distribution to parent			(320,000)			(320,000)
Initial public offering, net of underwriting discounts, offering costs, and tax impact	27,600	276	616,885			617,161
Reclassification of liability- classified stock options and restricted stock units to equity-classified			12,940			12,940
Issuance of common stock upon settlement of restricted stock units	29	—	—			—
Common stock withheld for taxes in net settlement of restricted stock units	(10)	—	(224)			(224)
Stock-based compensation			137,580			137,580
Other comprehensive income, net of tax					3,012	3,012
Net loss				(92,840)		(92,840)
Balance as of December 28, 2024	117,985	$1,180	$830,369	$30,261	$2,699	$864,509
Issuance of common stock upon settlement of restricted stock units	523	5	(5)			—
Common stock withheld for taxes in net settlement of restricted stock units	(168)	(2)	(1,460)			(1,462)
Stock-based compensation			11,849			11,849
Adjustment to tax impact of initial public offering costs			548			548
Other comprehensive loss, net of tax					(7,302)	(7,302)
Net loss				(112,880)		(112,880)
Balance as of January 3, 2026	118,340	$1,183	$841,301	$(82,619)	$(4,603)	$755,262

See accompanying Notes to Consolidated Financial Statements

KinderCare Learning Companies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	January 3,	December 28,	December 30,
	2026	2024	2023
Operating activities:
Net (loss) income	$(112,880)	$(92,840)	$102,558
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	123,967	117,606	109,045
Impairment losses	204,051	10,535	13,560
Change in deferred taxes	7,272	(29,828)	(17,414)
Loss on extinguishment of long-term debt, net	5,434	25,652	3,957
Loss on extinguishment of indebtedness to related party	—	—	472
Amortization of debt issuance costs	6,102	6,830	8,482
Stock-based compensation	11,849	144,082	12,557
Realized and unrealized gains from investments held in deferred compensation asset trusts	(3,131)	(2,242)	(3,010)
(Gain) loss on disposal of property and equipment	(205)	(2,838)	2,151
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,190)	(16,346)	(18,050)
Prepaid expenses and other current assets	(60,144)	(6,518)	22,053
Other assets	7,854	(1,604)	(1,329)
Accounts payable and accrued liabilities	4,326	(8,794)	(1,321)
Leases	2,332	1,091	1,110
Deferred revenue	23,002	569	633
Other current liabilities	31,727	(14,580)	20,560
Other long-term liabilities	1,288	(15,007)	49,192
Related party payables	(119)	119	(1,666)
Cash provided by operating activities	238,535	115,887	303,540
Investing activities:
Purchases of property and equipment	(128,271)	(132,322)	(129,045)
Payments for acquisitions, net of cash acquired	(23,101)	(10,920)	(10,244)
Proceeds from the disposal of property and equipment	293	2,872	906
Investments in deferred compensation asset trusts	(7,497)	(8,701)	(6,767)
Proceeds from deferred compensation asset trust redemptions	4,160	1,833	1,573
Proceeds from sale and leaseback, net of transaction costs	—	—	25,917
Cash used in investing activities	(154,416)	(147,238)	(117,660)
Financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	625,968	—
Payments of deferred offering costs	(275)	(9,587)	—
Distribution to parent	—	(320,000)	—
Proceeds from issuance of long-term debt	—	264,338	1,258,750
Repayment of long-term debt	—	(608,000)	(1,310,881)
Repayment of indebtedness to related party	—	—	(56,328)
Principal payments of long-term debt	(9,644)	(11,890)	(6,256)
Payments of debt issuance costs	(317)	(1,184)	(7,320)
Repayments of promissory notes	(354)	(421)	(951)
Payments of financing lease obligations	(1,198)	(1,631)	(1,734)
Tax payments related to net settlement of restricted stock units	(1,462)	(224)	—
Payments of contingent consideration for acquisitions	—	—	(10,217)
Cash used in financing activities	(13,250)	(62,631)	(134,937)
Net change in cash, cash equivalents, and restricted cash	70,869	(93,982)	50,943
Cash, cash equivalents, and restricted cash at beginning of period	62,430	156,412	105,469
Cash, cash equivalents, and restricted cash at end of period	$133,299	$62,430	$156,412

See accompanying Notes to Consolidated Financial Statements

KinderCare Learning Companies, Inc.

Consolidated Statements of Cash Flows (continued)

(In thousands)

	Fiscal Year Ended
	January 3,	December 28,	December 30,
	2026	2024	2023
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$133,205	$62,336	$156,147
Restricted cash included within other assets	94	94	265
Total cash, cash equivalents, and restricted cash at end of period	$133,299	$62,430	$156,412
Supplemental cash flow information:
Cash paid for interest	$83,104	$126,257	$138,920
Cash paid for income taxes, net of refunds	15,150	47,667	29,445
Cash paid for amounts included in the measurement of operating lease liabilities	308,286	292,863	284,073
Non-cash operating activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$303,750	$181,648	$99,051
Reclassification of liability-classified stock options and restricted stock units to equity-classified	—	12,940	—
Deferred cloud computing implementation costs included in accounts payable	127	6,228	—
Reclassification of equity-classified stock options and restricted stock units to liability-classified	—	—	6,750
Non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued liabilities	$11,812	$5,694	$3,217
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	1,023	110	3,119
Reductions to finance lease right-of-use assets resulting from reductions to finance lease liabilities	1,261	—	512
Adjustment to tax impact of initial public offering costs	548	—	—
Deferred offering costs included in accounts payable and accrued liabilities	—	275	—
Contingent consideration and holdbacks payable for acquisitions	1,635	—	—
Measurement period and other adjustments to reduce contingent consideration payable	—	—	38

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

Community-Based and Employer-Sponsored Early Childhood Education and Care—The Company provides early childhood education and care services, as well as back-up care, primarily marketed under the names KinderCare Learning Centers and Crème School (formerly Crème de la Crème). Additionally, the Company partners with employer sponsors under a variety of agreements such as discounted rent, enrollment guarantees, or an arrangement whereby the center is managed by the Company in return for a management fee. As of January 3, 2026, the Company provided community-based and employer-sponsored early childhood education and care services through 1,601 centers with a licensed capacity of 214,803 children in 40 states and the District of Columbia.

Before- and After-School Educational Services—The Company provides before- and after-school educational services for preschool and school-age children under the name Champions. As of January 3, 2026, Champions offered educational services through 1,153 sites in 29 states and the District of Columbia. These sites primarily operate at elementary school facilities.

Initial Public Offering—On October 8, 2024, the Company’s registration statement on Form S-1, as amended (File No. 333-281971) ("Form S-1") related to its initial public offering (“IPO”), was declared effective by the Securities and Exchange Commission (“SEC”). In connection with the IPO, the Company converted Class A and Class B common stock, both with a par value of $0.0001 per share, to common stock, with a par value of $0.01 per share, at a ratio of 8.375 shares of Class A and Class B common stock to one share of common stock, which became effective immediately following the effectiveness of the Company’s registration statement on Form S-1 for its IPO (the “Common Stock Conversion”). As a result, 756.8 million shares of Class A common stock outstanding were converted to 90.4 million shares of common stock. All prior period shares outstanding, per share amounts, and stock-based compensation related disclosures, as applicable, have been adjusted to retrospectively reflect the Common Stock Conversion in the consolidated financial statements and notes thereto.

Refer to Note 17, Shareholders' Equity and Stock-based Compensation, for further information on events and transactions that occurred in connection with the IPO.

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

The Company considers itself to control an entity if it is the majority owner of or has voting control over such entity. The Company also assesses control through means other than voting rights, known as variable interest entities (“VIEs”), and determines which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that it is the primary beneficiary of the VIE. The Company does not have interests in any entities that would be considered VIEs. Investments in business entities in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.

Fiscal Period—The Company reports on a 52- or 53-week fiscal year comprised of 13- or 14-week fourth quarters, respectively, with the fiscal year ending on the Saturday closest to December 31. The fiscal year ended January 3, 2026 is a 53- week fiscal year and the fiscal years ended December 28, 2024 and December 30, 2023 are 52- week fiscal years.

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Estimates have been prepared based on the most current and best available information, and actual results could differ from those estimates. The most significant estimates underlying the consolidated financial statements include self-insurance obligations, stock-based compensation, valuation allowances against deferred tax assets, incremental borrowing rates for operating leases, accounting for business combinations and related fair value measurements of assets acquired and liabilities assumed, and the valuation and impairment of goodwill, intangible assets, and long-lived assets.

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

Accounts Receivable—Accounts receivable are comprised primarily of tuition due from parents, government agencies, and employer sponsors. The Company is exposed to credit losses on accounts receivable balances. The Company monitors collections and payments and maintains an allowance for estimated losses based on historical trends, specific customer issues, governmental funding levels, current economic trends, and reasonable and supportable forecasts. Accounts receivable are stated net of allowance for credit losses. The allowance for credit losses was not material as of January 3, 2026 and December 28, 2024.

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

Goodwill and Indefinite-Lived Intangible Assets—Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. The Company operates as a single reportable segment with two reporting units for purposes of testing goodwill for impairment: early childhood education centers and before- and after-school sites. Refer to Note 23, Segment Information, for additional information regarding the Company's segment conclusions. The Company's indefinite-lived intangible assets consist of various trade names and trademarks.

Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the fourth quarter or more frequently if impairment indicators exist. Potential indicators of impairment include macroeconomic conditions, industry and market considerations, actual and projected financial performance and cash flows, entity-specific events, and changes in the Company's stock price in relation to the carrying value of its reporting units, among other relevant factors. During a goodwill and indefinite-lived intangible asset impairment test, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is greater than its carrying amount, the quantitative impairment test is unnecessary. If a reporting unit or indefinite-lived intangible asset does not pass the qualitative assessment, or if the Company chooses to bypass the qualitative assessment, a quantitative test is performed.

If the quantitative impairment test is performed over goodwill, the assessment considers both the income approach and the market approach and selects an approach or weightings of approaches, as deemed appropriate, to estimate a reporting unit's fair value. In the income approach, the fair values of the reporting units are estimated using a discounted cash flow ("DCF") method. For a market approach, the Company may consider various valuation methodologies, including multiples of comparable public companies or the use of market capitalization adjusted for a reasonable control premium that is estimated using expected synergies that would be realized by a hypothetical buyer.

When performing a quantitative fair value measurement calculation for indefinite-lived trade names and trademarks, the Company utilizes the relief-from-royalty method, which assumes trade names and trademarks have value to the extent its owner is relieved of the obligation to pay royalties for the benefits received from them. If the carrying amounts of the reporting units or indefinite-lived intangible assets exceeds their fair values, an impairment charge will be recognized in an amount equal to that excess.

In accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other and ASC 360, Property, Plant, and Equipment, the Company first performs impairment testing of indefinite-lived intangible assets and any other assets or liabilities other than long-lived assets and goodwill, followed by long-lived assets held and used, prior to testing goodwill.

Refer to Note 7, Goodwill and Intangible Assets, and Note 15, Fair Value Measurements, for further information regarding the Company’s goodwill and indefinite-lived intangible assets, including the recognition of goodwill impairment charges of $178.0 million during the fiscal year ended January 3, 2026.

Long-Lived Assets—Long-lived assets consist of lease right-of-use assets (“ROU assets”), property and equipment, and definite-lived intangible assets. Definite-lived intangible assets consist of trade names and trademarks, customer relationships, accreditations, proprietary curricula, and internally developed software. Long-lived assets are depreciated or amortized over their estimated useful lives or lease term, as appropriate. If events or changes in circumstances require impairment testing and/or a revision to the remaining useful life, the Company reviews and evaluates the recoverability of such assets based on a comparison of the carrying values of the related assets groups to expected future undiscounted cash flows. If an asset group is not recoverable, impairment is recognized to the extent that the carrying value exceeds the estimated fair value of the asset group, with the allocation of impairment to the related long-lived assets not to reduce their carrying values below their respective fair values. Refer to Note 6, Property and Equipment, Note 7, Goodwill and Intangible Assets, Note 8, Leases, and Note 15, Fair Value Measurements, for further information regarding the Company’s long-lived assets.

Cloud Computing Arrangements—The Company periodically enters into cloud computing arrangements to access and use third-party software in support of its operations. The Company assesses its cloud computing arrangements to determine whether the contract meets the definition of a service contract. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage and amortizes the costs on a straight-line basis over the term of the associated service contract. The capitalized implementation costs are allocated between prepaid expenses and other current assets and other assets on the Company's consolidated balance sheets based on the expected period the amortization will be recognized. As of January 3, 2026 and December 28, 2024, capitalized implementation costs of $27.8 million and $30.9 million related to cloud computing arrangements, which are net of accumulated amortization of $3.8 million and $0.5 million, respectively, were recorded as a component of prepaid expenses and other current assets and other assets on the Company's consolidated balance sheets. Amortization expense for implementation costs for cloud-based computing arrangements was $3.3 million, $0.5 million, and less than $0.1 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 respectively, and was recorded as a component of selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Leases—The Company leases early childhood education and care centers, office facilities, vehicles, and equipment in the United States under both operating and finance leases.

At contract inception, the Company reviews the contractual terms to determine if an arrangement is a lease. Lease commencement occurs on the date the Company takes possession or control of the property or equipment. For leases identified, at lease commencement the Company determines whether those lease obligations are operating or finance leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while for finance leases, lease expense is recognized as the ROU asset is amortized on a straight-line basis to the earlier of the end of its useful life, or the end of the lease term. Amortization of the ROU asset is recognized and presented separately from interest expense on the finance lease liability.

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

ROU assets for operating and finance leases are periodically reduced by impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment–Overall, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

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

Debt Issuance Costs—Debt issuance costs, which consist of original issue discounts on the Company’s debt and deferred financing costs, are recorded as a reduction of long-term debt and are amortized over the life of the related debt instrument using the effective interest method. Amortization expense is included in interest expense in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 12, Long-term Debt, for further details on the Company’s debt instruments.

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

Legal costs related to these claims are expensed in the period incurred and recognized in cost of services (excluding depreciation and impairment) or selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income, depending on the nature of the underlying claim.

The combined current and long-term self-insurance obligations were $121.1 million and $68.4 million as of January 3, 2026 and December 28, 2024, respectively, of which $107.6 million and $57.6 million, respectively, relate to general liability and workers’ compensation obligations. The current portion and long-term portion of self-insurance obligations are included within other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheets. Additionally, the Company records insurance receivables for amounts in excess of the Company’s self-insured retention or deductible that represent recoveries considered probable from purchased insurance coverage, which limits the financial impact of potential future losses. As of January 3, 2026, insurance receivables of $49.1 million were recorded in prepaid expenses and other current assets, and as of January 3, 2026 and December 28, 2024, $3.1 million and $7.0 million were recorded within other assets, respectively, on the consolidated balance sheets. Refer to Note 5, Prepaid Expenses and Other Current Assets, Note 9, Other Assets, Note 11, Other Current Liabilities, Note 13, Other Long-term Liabilities, and Note 21, Commitments and Contingencies, for additional information.

Revenue Recognition—The Company’s revenue is derived primarily from tuition charged for providing early childhood education and care services. Revenues are recognized as services are provided to children at the amount that reflects the consideration to which the Company has received or expects to receive from parents and, in some cases, supplemented or paid by government agencies or employer sponsors. A performance obligation is a promise in a contract to transfer a distinct service to the customer. At contract inception, the Company assesses the services promised in the contract and identifies each distinct performance obligation. The transaction price of a contract is allocated to each distinct performance obligation using the relative stand-alone selling price and recognized as revenue as services are provided. Childhood education and care as well as other enrichment programs are each a series of services accounted for as a single performance obligation, and tuition revenue related to such performance obligations is recognized over time as services are rendered. The Company provides discounts for employees, families with multiple enrollments, referral sources, promotional marketing, and organizations with which the Company partners, such as employer-sponsored centers and programs.

The Company enters into contracts with employer sponsors to manage and operate their early childhood education and care centers for a management fee. Management services are a series of services accounted for as a single performance obligation and management fee revenue is recognized over time as services are rendered.

The Company charges registration fees when a family first registers and annually thereafter. Registration revenue is recognized over the term of the contract, which is typically one month or less, as these fees are nonrefundable and the Company has the unconditional right to consideration as it satisfies the performance obligations.

Based on past practices and customer specific circumstances, the Company grants price concessions to customers that impact the total transaction price. These price concessions represent variable consideration. The Company estimates variable consideration using the expected value method, which includes the Company’s historical experience with similar customers and the current macroeconomic conditions. The Company constrains its estimate of variable consideration to ensure that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur in a future period when the uncertainty related to the variable consideration is subsequently resolved. During the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, the revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in the Company’s estimates of variable consideration, was not material. Refer to Note 2, Government Assistance, and Note 4, Revenue Recognition, for additional information related to the Company's revenue.

Cost of Services (excluding depreciation and impairment)—Cost of services (excluding depreciation and impairment) consists primarily of personnel costs, rent, food, costs of operating and maintaining facilities, taxes and licenses, advertising, transportation, classroom and office supplies, and insurance. Offsetting certain center operating expenses are reimbursements from federal, state, and local agencies. Refer to Note 2, Government Assistance, for further information regarding reimbursements from federal, state, and local agencies.

Selling, General, and Administrative Expenses—Selling, general, and administrative expenses include costs, primarily personnel related, associated with field management, corporate oversight, and support of the Company’s centers and sites.

Government Assistance—The Company receives Government Assistance from various governmental entities to support the operations of its early childhood education and care centers and before- and after-school sites. The Company accounts for Government Assistance by analogy to International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, of the International Financial Reporting Standards. In accordance with the IAS 20 framework, Government Assistance is recognized when it is probable that the Company will comply with all conditions stipulated within the grant and that the assistance will be received. Although there is potential risk of recapture of Government Assistance, the Company does not expect the amount of recapture, if any, to materially affect the consolidated financial statements. The recapture of any Government Assistance will be accounted for as a change in accounting estimate.

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

Advertising Costs—Costs incurred to produce advertising for seasonal campaigns are expensed during the quarter in which the advertising first takes place. All other advertising costs are expensed as incurred. Advertising costs are recorded in cost of services (excluding depreciation and impairment) in the consolidated statements of operations and comprehensive (loss) income. Total advertising expense was $23.9 million, $26.4 million, and $18.5 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively.

Non-Qualified Deferred Compensation Plan —The Company offers highly compensated employees who are excluded from participating in the 401(k) Plan the ability to participate in the Company's deferred compensation plan (“NQDC Plan”). Under the NQDC Plan, employees direct the investment of their account balances, and the Company invests amounts held in the associated asset trusts consistent with these directions. As realized and unrealized investment gains and losses occur, the Company’s deferred compensation obligation to employees changes accordingly and adjustments are recorded as a component of selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. The change in the value of the investment trust assets is primarily offset by the change in the value of the deferred compensation obligation. The offsetting changes in the investment trust assets are recognized in other (income) expense, net in the consolidated statements of operations and comprehensive (loss) income as gains of $5.2 million, $3.6 million, and $3.7 million during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023. Refer to Note 19, Employee Benefit Plans, for additional information.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which the Company first determines whether it is more likely than not that the tax position will be sustained on the basis of the technical merits of the position, and second, for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the relevant taxing authority. The Company records uncertain tax positions, including interest and penalties, on the consolidated balance sheets. Interest and penalties are recognized within income tax expense in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 5, Prepaid Expenses and Other Current Assets, Note 9, Other Assets, Note 11, Other Current Liabilities, Note 13, Other Long-term Liabilities, and Note 20, Income Taxes, for additional information regarding the Company's income taxes and uncertain tax positions.

Comprehensive Income or Loss—Total comprehensive income or loss is comprised of net income or loss and changes in net gains or losses on effective cash flow hedging instruments. Accumulated other comprehensive income or loss is comprised of unrealized gains and losses on cash flow hedging instruments. Total comprehensive income or loss is presented in the consolidated statements of operations and comprehensive (loss) income and the components of accumulated other comprehensive income or loss are presented on the consolidated statements of shareholders' equity. Refer to Note 16, Accumulated Other Comprehensive (Loss) Income, for additional details.

Accounting for Derivatives and Hedging Activities—All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded as either assets or liabilities at fair value on the consolidated balance sheets. The Company uses derivative financial instruments to reduce its exposure to changes in interest rates. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with generally accepted accounting principles. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings. Cash flows from derivative instruments are classified on the consolidated statements of cash flows in the same category as the cash flows from the related hedged items. Refer to Note 14, Risk Management and Derivatives, for more information on the Company’s risk management program and derivatives.

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

The fair value of nonfinancial assets and liabilities is measured on a nonrecurring basis, when necessary, as part of the tests of long-lived asset impairment and the recoverability of goodwill and indefinite-lived intangible assets. Refer to Note 15, Fair Value Measurements, for more information on the Company's fair value measurements.

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

Stock-based Compensation—The Company accounts for stock options, restricted stock units (“RSUs”), and profit interest units (“PIUs”) (collectively, “stock-based compensation awards”) granted to employees, officers, managers, directors, and other providers of services in accordance with ASC 718, Compensation: Stock Compensation ("ASC 718"). The Company measures the grant date fair value of the stock-based compensation awards and recognizes the resulting expense, net of estimated forfeitures, on a straight-line basis over the requisite service period during which the grantees are required to perform service in exchange for the stock-based compensation awards, which varies based on award-type. The requisite service period is reduced for the awards that provide for continued vesting upon retirement if any of the grantees are retirement eligible at the date of grant or will become retirement eligible during the vesting period. The estimated number of awards that will ultimately vest requires judgment, and to the extent actual results, or updated estimates, differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period actual results are realized or estimates are revised. Stock-based compensation expense is only recognized for PIUs subject to performance-based vesting conditions if it is probable that the performance condition will be achieved.

The Company estimates the fair value of stock options on the grant dates using the Black-Scholes model. To measure the grant date fair value of RSUs, the Company uses the estimated common stock price as of the valuation date for both the equity-classified and liability-classified RSUs and the liabilities are remeasured each reporting period at fair value. Additionally, the Company estimates the fair value of PIUs on the grant dates using the Monte Carlo option pricing model. These valuation models require the use of highly complex and subjective assumptions. In February 2023, all equity-classified, share-settled stock options and RSUs became cash-settled and reclassified as liabilities, and in October 2024, all liability-classified, cash-settled stock options and RSUs became share-settled and reclassified as equity. Also in October 2024, in connection with the Company’s IPO, the PIUs were settled in shares and the related 2015 Equity Incentive Plan (“PIUs Plan”) was terminated. Refer to Note 17, Shareholders' Equity and Stock-based Compensation, for additional information related to the valuation of PIUs, stock options, and RSUs.

Recently Adopted Accounting Pronouncements—In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which provides more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted this guidance within the Annual Report on Form 10-K for the fiscal year ended January 3, 2026 using the retrospective method of adoption. Refer to Note 20, Income Taxes, for further information related to the Company's enhanced income tax disclosures.

Recently Issued Accounting Pronouncements—In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants received by Business Entities, which establishes authoritative guidance under GAAP on the accounting for government grants received by business entities. The ASU is effective for annual periods beginning after December 15, 2028, including interim periods within those annual periods. The guidance may be applied using a retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the earliest period presented, or using a modified retrospective approach. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, by removing all references to software development project stages so that the guidance is neutral to different software development methods. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, and may be applied prospectively, retrospectively, or with a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which requires a public business entity to disclose specific information about certain costs and expenses in the notes to the consolidated financial statements for interim and annual reporting periods. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

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

A portion of the Company's food costs are reimbursed through the federal Child and Adult Care Food Program. The program is operated by states to partially or fully offset the cost of food for children that meet certain criteria. The Company recognized food subsidies of $53.2 million, $51.7 million, and $44.1 million during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively, offsetting cost of services (excluding depreciation and impairment) in the consolidated statements of operations and comprehensive (loss) income.

The Company receives grant funding from various governmental programs and agencies for expenses including teacher compensation, classroom supplies, and other center operating costs, a portion of which are incrementally incurred by the Company as stipulated by certain grant requirements. Grants of $50.9 million, $17.3 million, and $6.1 million, during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively, were recognized as reimbursements offsetting cost of services (excluding depreciation and impairment) in the consolidated statements of operations and comprehensive (loss) income.

The Company records grants receivable for grants that have met the Company's recognition criteria but have not yet been received as well as deferred grants for amounts received from government assistance that do not yet meet the Company’s recognition criteria. As of January 3, 2026 and December 28, 2024, the Company recorded $0.3 million and $1.8 million in grants receivable, respectively, within prepaid expenses and other current assets on the consolidated balance sheets. As of January 3, 2026 and December 28, 2024, the Company recorded $8.5 million and $7.4 million in deferred grants, respectively, within other current liabilities on the consolidated balance sheets. Refer to Note 5, Prepaid Expenses and Other Current Assets, and Note 11, Other Current Liabilities.

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

COVID-19 Related Stimulus is recognized as revenue or as cost reimbursements based on stipulations within each specific grant. Revenue arising from COVID-19 Related Stimulus is to replace lost revenue at centers due to closures or reduced enrollment as a result of the COVID-19 pandemic. No revenue from COVID-19 Related Stimulus was recognized during the fiscal year ended January 3, 2026. The Company recognized $0.4 million and $3.0 million during the fiscal years ended December 28, 2024 and December 30, 2023, respectively, in revenue from COVID-19

Related Stimulus in the consolidated statements of operations and comprehensive (loss) income. Additionally, the Company recognized $0.7 million, $63.3 million, and $181.9 million during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively, in funding for reimbursement of center operating expenses, offsetting cost of services (excluding depreciation and impairment) in the consolidated statements of operations and comprehensive (loss) income.

The Employee Retention Credit (“ERC”), established by the CARES Act and extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 31, 2022, the Company filed a refund claim of $65.3 million for ERC for qualified wages and benefits paid throughout the fiscal years ended January 1, 2022 and January 2, 2021. Reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income, were received during the fiscal year ended December 30, 2023. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. During the fiscal years ended January 3, 2026 and December 28, 2024, the Company recognized $30.1 million and $23.4 million of ERC in cost of services (excluding depreciation and impairment), along with $1.3 million and $0.5 million in interest income, respectively, in the consolidated statements of operations and comprehensive (loss) income. No ERC was recognized during the fiscal year ended December 30, 2023. As of January 3, 2026 and December 28, 2024, total deferred ERC liabilities were $12.3 million and $43.7 million, respectively, of which $12.3 million was recorded in other long-term liabilities as of January 3, 2026, and $31.4 and $12.3 million were recorded in other current liabilities and other long-term liabilities, respectively, as of December 28, 2024 on the consolidated balance sheets. Additionally, as of January 3, 2026 and December 28, 2024, the Company had $3.4 million in ERC receivables recorded in other assets and prepaid expenses and other current assets, respectively, on the consolidated balance sheets as there is reasonable assurance these reimbursements will be received. The Company reclassified the ERC receivables from current to long-term during the fiscal year ended January 3, 2026 due to a change in the estimated timing of when the payment will be received as a result of recent Internal Revenue Service processing delays. Refer to Note 5, Prepaid Expenses and Other Current Assets, Note 9, Other Assets, Note 11, Other Current Liabilities, and Note 13, Other Long-term Liabilities, for additional details. Refer to Note 20, Income Taxes, for further information regarding uncertain tax positions for ERC not yet recognized.

Capital Grants received from governmental grant programs and agencies for capital improvement projects are recognized as a reduction to the cost basis of property and equipment and amortized over the same period as the related assets. The Company reduced property and equipment within the consolidated balance sheets by $0.6 million and $2.9 million for the fiscal years ended January 3, 2026 and December 28, 2024, respectively, as a result of Capital Grants received. Of the Capital Grants applied for the fiscal year ended December 28, 2024, $2.5 million was from COVID-19 Related Stimulus. Amortization of Capital Grants was $1.0 million, $1.0 million, and $0.6 million during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively, offsetting depreciation and amortization in the consolidated statements of operations and comprehensive (loss) income.

3.
ACQUISITIONS

The Company's growth strategy includes expanding and diversifying service offerings through acquiring high quality early childhood education centers.

2025 Acquisitions—During the fiscal year ended January 3, 2026, the Company acquired 26 early childhood education centers in 24 separate business acquisitions which were each accounted for as business combinations. The centers were acquired for total consideration of $24.7 million, which included cash consideration of $23.1 million, contingent consideration of $1.2 million, and holdbacks of $0.4 million. The fair value of the contingent consideration is based on the probability and timing of the continuation of the lease of the related acquired center. The amounts are payable six to nine years from acquisition date and the range of undiscounted amounts payable under the asset purchase agreement is between zero and $1.2 million. Contingent consideration payable is recorded within other long-term liabilities on the Company's unaudited condensed consolidated balance sheets. As of January 3, 2026, there were no changes in the recognized amounts or range of outcomes of the contingent consideration from the acquisition. Refer to Note 15, Fair Value Measurements, for additional information related to the Company's contingent consideration payable. Holdbacks are generally expected to be paid within one year of the acquisition closing date. The Company recorded goodwill of $23.1 million, which is deductible for tax purposes, and fixed assets of $1.7 million. The operating results for the acquired centers, which were not material to the Company’s overall financial results individually or in aggregate, are included in the consolidated statements of operations and comprehensive income (loss) from the dates of acquisition.

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

4.
REVENUE RECOGNITION

Contract Balances

The Company records deferred revenue when payments are received or due in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. Payment from parents for tuition is typically received in advance on a weekly or monthly basis, in which case the revenue is deferred and recognized as the performance obligation is satisfied. Tuition that is supplemented or paid by government agencies or employer sponsors is typically received subsequent to when the childcare services have been rendered and the performance obligation has been satisfied. Deferred revenue on the consolidated balance sheets can vary across reporting periods based on factors including the timing of the Company’s period ends and calendar holidays as compared to the Company’s billing cycle, as well as seasonal shifts in enrollments. The Company has the unconditional right to consideration as it satisfies the performance obligations, therefore no contract assets are recognized. During the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, $26.1 million, $25.5 million, and $24.9 million was recognized as revenue related to the deferred revenue balance recorded at December 28, 2024, December 30, 2023, and December 31, 2022, respectively.

The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are expensed as incurred in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Disaggregation of Revenue

The following table disaggregates total revenue between education centers and school sites (in thousands):

	Fiscal Years Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Early childhood education centers	$2,517,842	$2,466,244	$2,345,093
Before- and after-school sites	215,481	196,791	165,089
Total revenue	$2,733,323	$2,663,035	$2,510,182

Revenue generated from families whose tuition is partially or fully subsidized by amounts received from government agencies was $1,001.4 million, $942.1 million, and $795.9 million during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively, recognized within revenue in the consolidated statements of operations and comprehensive (loss) income.

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

5.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets included the following (in thousands):

	January 3, 2026	December 28, 2024
Insurance receivables	$49,056	$—
Prepaid insurance	21,822	10,307
Prepaid income taxes	13,390	2,916
Prepaid computer maintenance	6,698	5,214
Cloud computing implementation costs, net	4,422	3,697
Deferred compensation plan	3,329	—
Prepaid property taxes	2,412	1,874
Prepaid rent	1,226	506
Prepaid professional fees	876	4,071
Grants receivable	348	1,792
Receivable related to uncertain tax positions	—	7,863
Employee retention credits receivable	—	3,374
Interest rate derivative contracts	—	1,957
Other	2,712	4,533
Total prepaid expenses and other current assets	$106,291	$48,104

6.
PROPERTY AND EQUIPMENT

Property and equipment, net included the following (in thousands):

	January 3,	December 28,
	2026	2024
Leasehold improvements	$594,464	$549,556
Furniture, fixtures, and equipment	383,568	354,248
Buildings and improvements	3,403	3,373
Land	4,520	4,520
Construction in progress	14,642	29,477
Total property and equipment	1,000,597	941,174
Accumulated depreciation	(582,808)	(522,650)
Total property and equipment, net	$417,789	$418,524

The Company incurred depreciation of property and equipment of $113.9 million, $106.8 million, and $98.1 million during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. Depreciation of property and equipment is included in depreciation and amortization in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 15, Fair Value Measurements, for additional information regarding impairment of property and equipment.

7.
GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 30, 2023	$1,110,591
Additions from acquisitions	9,123
Balance as of December 28, 2024	1,119,714
Additions from acquisitions	23,082
Impairment	(177,967)
Balance as of January 3, 2026	$964,829

The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter, or more frequently if impairment indicators exist. Due to the identification of impairment indicators during the third quarter of the fiscal year ended January 3, 2026, including the decrease in the Company's market capitalization due to a decline in stock price, the Company performed an interim goodwill assessment as of September 27, 2025, the last day of the third quarter. No goodwill impairment was recognized as a result of this interim assessment, and the annual goodwill impairment test performed on the first day of the fourth quarter resulted in the same conclusion. Subsequent to the annual test, the Company’s market capitalization further deteriorated throughout the fourth quarter due to the continued decline in stock price as a result of increased market uncertainty. The Company considered this to be an impairment indicator for goodwill.

After considering the various approaches to the goodwill impairment test, the Company used the market approach based on market capitalization and determined the fair value of the early childhood education centers reporting unit did not exceed its carrying value, resulting in an impairment to the reporting unit. The excess of the reporting unit’s carrying value over its fair value of $178.0 million was recognized as an impairment to goodwill within impairment losses in the consolidated statements of operations and comprehensive (loss) income during the fiscal year ended January 3, 2026. As of January 3, 2026, the adjusted balance of goodwill related to the early childhood education centers reporting unit was $917.4 million. The before- and after-school reporting unit had an estimated fair value that substantially exceeded its carrying value, resulting in no impairment to the reporting unit. As of January 3, 2026, goodwill recorded on the consolidated balance sheets is net of accumulated impairment losses of $178.0 million, and as of December 28, 2024, goodwill had no accumulated impairment losses.

Adverse changes in the Company’s market capitalization as well as changes in key assumptions, including higher discount rates or weaker operating results, could reduce the excess of fair values over the carrying amounts of the reporting units and result in impairment in future periods, which could be material to the consolidated statements of operations and comprehensive (loss) income. Refer to Note 15, Fair Value Measurements, for further information regarding the inputs utilized in the estimation of reporting unit fair value.

The Company also has other intangible assets, which included the following as of January 3, 2026 and December 28, 2024 (in thousands):

	Weighted- Average	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Amount	Amortization	Amount
January 3, 2026
Definite-lived intangible assets:
Customer relationships	17 years	$107,659	$(67,920)	$39,739
Accreditations	4 years	53,500	(53,500)	—
Proprietary curricula	5 years	14,300	(14,300)	—
Trade names and trademarks	13 years	28,400	(13,517)	14,883
Software	5 years	8,200	(8,200)	—
Total definite-lived intangible assets		212,059	(157,437)	54,622
Indefinite-lived intangible assets:
Trade names and trademarks		366,300	—	366,300
Total indefinite-lived intangible assets		366,300	—	366,300
Total intangible assets		$578,359	$(157,437)	$420,922

	Weighted- Average	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Amount	Amortization	Amount
December 28, 2024
Definite-lived intangible assets:
Customer relationships	17 years	$107,659	$(60,891)	$46,768
Accreditations	4 years	53,500	(53,500)	—
Proprietary curricula	5 years	14,300	(14,300)	—
Trade names and trademarks	10 years	28,400	(11,702)	16,698
Software	5 years	8,200	(8,200)	—
Total definite-lived intangible assets		212,059	(148,593)	63,466
Indefinite-lived intangible assets:
Trade names and trademarks		366,300	—	366,300
Total indefinite-lived intangible assets		366,300	—	366,300
Total intangible assets		$578,359	$(148,593)	$429,766

As part of the Company's annual impairment test over indefinite-lived trade names and trademarks during the fourth quarter of the fiscal year ended January 3, 2026, the Company performed a qualitative assessment of all indefinite-lived trade names and trademarks. The Company concluded, after weighing all relevant events and circumstances, that there was no indication that the fair values of the assets were less than their respective carrying values and determined the quantitative test was unnecessary. There was no impairment of indefinite-lived trade names or trademarks during the fiscal years ended January 3, 2026, December 28, 2024 or December 30, 2023.

Definite-lived intangible assets are amortized on a straight-line basis over the remaining useful life of the asset. Amortization expense of definite-lived intangible assets was $8.8 million, $9.2 million, and $9.3 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively, which is included in depreciation and amortization in the consolidated statements of operations and comprehensive (loss) income. Estimated future fiscal year amortization expense for definite-lived intangible assets is as follows (in thousands):

2026	$8,058
2027	7,346
2028	7,346
2029	7,346
2030	5,743
Thereafter	18,783
$54,622

8.
LEASES

ROU assets and lease liabilities balances were as follows (in thousands):

	January 3, 2026	December 28, 2024
Assets:
Operating lease right-of-use assets	$1,500,786	$1,373,064
Finance lease right-of-use assets	3,394	4,547
Total lease right-of-use assets	$1,504,180	$1,377,611
Liabilities—current:
Operating lease liabilities	$146,594	$144,919
Finance lease liabilities	1,022	1,406
Total current lease liabilities	147,616	146,325
Liabilities—long-term:
Operating lease liabilities	1,447,524	1,315,587
Finance lease liabilities	2,741	3,793
Total long-term lease liabilities	1,450,265	1,319,380
Total lease liabilities	$1,597,881	$1,465,705

Finance lease ROU assets are included in other assets and finance lease liabilities are included in other current liabilities and other long-term liabilities on the consolidated balance sheets. Refer to Note 9, Other Assets, Note 11, Other Current Liabilities, and Note 13, Other Long-term Liabilities. Refer to Note 15, Fair Value Measurements, for information regarding impairment of ROU assets.

Lease Expense

The components of lease expense were as follows (in thousands):

	Fiscal Years Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Lease expense:
Operating lease expense	$300,326	$289,163	$281,350
Finance lease expense:
Amortization of right-of-use assets	1,195	1,559	1,664
Interest on lease liabilities	333	506	518
Short-term lease expense	9,856	8,349	6,480
Variable lease expense	79,365	69,598	62,015
Total lease expense	$391,075	$369,175	$352,027

During the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, the Company recognized $2.6 million, $5.2 million, and $5.7 million, respectively, in gains on sales of leased vehicles, which are offset within short-term lease expense on the table above.

Sale and Leaseback Transactions

In December 2023, the Company completed a sale and leaseback transaction of three Crème School centers for an aggregate sales price, net of closing costs, of $25.9 million. In connection with the sale, the Company recognized a loss of $2.9 million within other (income) expense, net in the consolidated statements of operations and comprehensive (loss) income during the fiscal year ended December 30, 2023. Concurrent with the closing of this sale, the Company entered into an operating lease agreement pursuant to which the Company leased back the three centers.

Other Information

The weighted average remaining lease term and the weighted average discount rate as of January 3, 2026 and December 28, 2024 were as follows:

	January 3, 2026	December 28, 2024
Weighted average remaining lease term (in years) (Operating)	9	8
Weighted average remaining lease term (in years) (Finance)	5	4
Weighted average discount rate (Operating)	9.2%	9.4%
Weighted average discount rate (Finance)	8.6%	8.5%

Maturity of Lease Liabilities

The following table summarizes the maturity of lease liabilities as of January 3, 2026 (in thousands):

	Finance Leases	Operating Leases	Total Leases
2026	$1,297	$284,493	$285,790
2027	1,220	296,837	298,057
2028	694	277,597	278,291
2029	418	257,531	257,949
2030	388	238,672	239,060
Thereafter	410	999,746	1,000,156
Total lease payments	4,427	2,354,876	2,359,303
Less imputed interest	664	760,758	761,422
Present value of lease liabilities	3,763	1,594,118	1,597,881
Less current portion of lease liabilities	1,022	146,594	147,616
Long-term lease liabilities	$2,741	$1,447,524	$1,450,265

As of January 3, 2026, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $220.3 million. The leases are expected to commence between 2026 and 2028 and have initial lease terms of approximately 15 years.

The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are established based on the Company’s first lien term loan.

9.
OTHER ASSETS

Other assets included the following (in thousands):

	January 3, 2026	December 28, 2024
Deferred compensation plan	$41,530	$38,391
Cloud computing implementation costs, net	23,349	27,207
Deposits	4,091	3,975
Finance lease right-of-use assets	3,394	4,547
Employee retention credits receivable	3,374	—
Receivable related to uncertain tax positions	3,093	3,093
Insurance receivables	3,090	6,990
Restricted cash	94	94
Interest rate derivative contracts	—	1,669
Other	3,530	3,660
Total other assets	$85,545	$89,626

10.
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities included the following (in thousands):

	January 3, 2026	December 28, 2024
Accounts payable	$48,850	$45,293
Accrued compensation and related expenses	88,735	69,551
Accrued property and other taxes	22,315	22,209
Accrued interest	1,237	11,691
Other	2,175	3,916
Total accounts payable and accrued liabilities	$163,312	$152,660

11.
OTHER CURRENT LIABILITIES

Other current liabilities included the following (in thousands):

	January 3, 2026	December 28, 2024
Self-insurance obligations	$80,280	$31,504
Long-term incentive plan	11,919	1,850
Deferred grants	8,456	7,408
Interest rate derivative contracts	3,639	—
Accrued rent	3,385	2,856
Deferred compensation plan	3,329	—
Financing lease obligations	1,022	1,406
Deferred employee retention credits	—	31,370
Other	3,732	5,039
Total other current liabilities	$115,762	$81,433

12.
LONG-TERM DEBT

Long-term debt included the following (in thousands):

	January 3, 2026	December 28, 2024
First lien term loans	$957,153	$966,797
Debt issuance costs, net	(29,608)	(40,827)
Total debt	927,545	925,970
Current portion of long-term debt	(9,620)	(7,251)
Long-term debt, net	$917,925	$918,719

Senior Secured Credit Facilities—As of January 3, 2026, the Company's credit agreement, dated as of June 12, 2023 (as subsequently amended and restated) (the “Credit Agreement”) included $1,224.5 million senior secured credit facilities which consisted of a $962.0 million first lien term loan (the “First Lien Term Loan Facility”) and a $262.5 million revolving credit facility (“First Lien Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”). As of December 28, 2024, pursuant to the October 2024 amendments to the Senior Secured Credit Facilities, the Company's Credit Agreement included $1,206.8 million Senior Secured Credit Facilities which consisted of a $966.8 million First Lien Term Loan Facility and a $240.0 million First Lien Revolving Credit Facility.

In March 2024, the Company issued an incremental first lien term loan of $265.0 million through an amendment to the Credit Agreement. The amendment increased the required quarterly principal payments on the First Lien Term Loan Facility to $4.0 million.

In April 2024, the Company entered into a repricing amendment to the Credit Agreement. As of the effective date of the amendment, the applicable rates for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were reduced by 0.50%.

In October 2024, concurrently with the consummation of the IPO, the Company entered into an amendment to the Credit Agreement to increase commitments under the First Lien Revolving Credit Facility to $240.0 million and extend the maturity date of $225.0 million of commitments. The maturity date of the remaining $15.0 million of non-extended commitments under the First Lien Revolving Credit Facility was unchanged. Additionally, the applicable rates for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were reduced by 0.25% as a result of the Company's IPO. Subsequently, in October 2024, the Company repaid $608.0 million of outstanding principal on the First Lien Term Loan Facility utilizing the net proceeds from the IPO and, in conjunction, entered into a repricing amendment to the Credit Agreement. The repricing amendment decreased the required quarterly principal payments on the First Lien Term Loan Facility to $2.4 million. Also, as of the effective date of the repricing amendment, the applicable rate for the First Lien Term Loan Facility and for amounts drawn under the First Lien Revolving Credit Facility were further reduced by 1.25%.

In February 2025, the Company entered into an amendment to the Credit Agreement to increase the total commitments under the First Lien Revolving Credit Facility by a net amount of $22.5 million as well as reclassify and extend $5.0 million of the previously non-extended commitments. The total borrowing capacity of the First Lien Revolving Credit

Facility increased to $262.5 million, with $252.5 million of extended commitments and $10.0 million of non-extended commitments. All other terms under the Credit Agreement remain unchanged as a result of the amendment.

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

Principal payments on the First Lien Term Loan Facility are payable in arrears on the last business day of each calendar year quarter, with the final payment of the remaining principal balance due in June 2030 when the First Lien Term Loan Facility matures. Interest payments on the Senior Secured Credit Facilities are payable in arrears on the last business day of each calendar year quarter. The extended commitments under the First Lien Revolving Credit Facility mature in October 2029, while the non-extended commitments have a maturity date of June 2028.

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

All obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions. The Company's financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio. The First Lien Term Loan Facility net leverage ratio is required to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding under the First Lien Revolving Credit Facility, excluding all letters of credit, exceeds 35% of total revolving commitments on such date. Nonfinancial loan covenants restrict the Company’s ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates. As of January 3, 2026 and December 28, 2024, the Company was in compliance with the covenants of the Credit Agreement.

An annual calculation of excess cash flows determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments. The excess cash flow calculation required as of January 3, 2026 and December 28, 2024 did not require a mandatory prepayment on the First Lien Term Loan Facility.

As of January 3, 2026, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $189.7 million after giving effect to the outstanding letters of credit under the Credit Agreement of $72.8 million. Additionally, as of December 28, 2024, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $184.2 million after giving effect to the outstanding letters of credit under the Credit Agreement of $55.8 million.

The Company capitalized original issue discount and debt issuance costs of $0.3 million during the fiscal year ended January 3, 2026, related to the February 2025 and July 2025 amendments to the Credit Agreement. The Company capitalized original issue discount and debt issuance costs of $1.8 million during the fiscal year ended December 28, 2024, related to the 2024 amendments to the Credit Agreement. Additionally, the Company capitalized debt issuance costs of $73.6 million during the fiscal year ended December 30, 2023, related to the 2023 refinancing. These costs are being amortized over the terms of the related debt instruments and amortization expense is included within interest expense in the consolidated statements of operations and comprehensive (loss) income.

The Company recognized a $5.4 million loss on extinguishment of debt during the fiscal year ended January 3, 2026 related to the of the July 2025 amendment and a $25.7 million loss during the fiscal year ended December 28, 2024 related to the 2024 amendments. These losses on extinguishment of debt are related to the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of the respective amendments to the Credit

Agreements. Additionally, the Company recognized a $4.4 million loss on extinguishment of debt during the fiscal year ended December 30, 2023 related to the unamortized deferred financing costs that were written off in connection with the term loans and senior secured notes that were extinguished in 2023. Losses from extinguishment of debt are recognized in interest expense in the consolidated statements of operations and comprehensive (loss) income.

The following table presents the amount of amortization expense of debt issuance costs (in thousands):

	Fiscal Years Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Amortization expense of debt issuance costs	$6,102	$6,830	$8,482

Future principal payments on long-term debt as of January 3, 2026 are as follows (in thousands):

2026	$9,620
2027	9,620
2028	9,620
2029	7,215
2030	921,078
$957,153

Other Credit Facilities—In February 2024, the Company entered into a credit facilities agreement (the "LOC Agreement") which allows for $20.0 million in letters of credit to be issued. The Company pays certain fees under the LOC Agreement, including fees on the outstanding balance of letters of credit at a rate of 5.95% per annum and fees on the unused portion of letters of credit at a rate of 0.25% per annum. Fees on the letters of credit are payable in arrears on the last business day of each March, June, September, and December. The LOC Agreement matures in December 2026. Upon entering into the LOC Agreement, the Company issued $20.0 million in letters of credit and cancelled $16.7 million of outstanding letters of credit under the First Lien Revolving Credit Facility. The Company had $20.0 million outstanding letters of credit under the LOC Agreement as of January 3, 2026 and December 28, 2024.

13.
OTHER LONG-TERM LIABILITIES

Other long-term liabilities included the following (in thousands):

	January 3, 2026	December 28, 2024
Self-insurance obligations	$40,826	$36,882
Deferred compensation plan	40,790	38,180
Deferred employee retention credits	12,317	12,317
Long-term incentive plan	5,054	10,245
Financing lease liabilities	2,741	3,793
Interest rate derivative contracts	2,578	—
Contingent consideration payable	1,200	—
Other	1,354	1,570
Total other long-term liabilities	$106,860	$102,987

14.
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

In January 2024, the Company entered into a pay-fixed-receive-float interest rate swap contract with a notional amount of $400.0 million through its maturity and a fixed interest rate of 3.85% per annum. Additionally, in February 2024, the Company entered into two pay-fixed-receive-float interest rate swap contracts with a combined notional amount of $400.0 million through their maturity and fixed interest rates of 3.89% per annum. The contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement. Payments to or from the counterparty are based on the variable rate which is the greater of three-month SOFR or 0.50% per annum. The interest rate swap contracts commenced on June 28, 2024 and will mature on December 31, 2026.

In March 2025, the Company entered into two forward starting pay-fixed-receive-float interest rate swap contracts, one with a fixed interest rate of 3.72% per annum and the other with a fixed interest rate of 3.74% per annum, with a combined notional amount of $500.0 million through their maturity. The contracts will commence when the Company's current interest rate swap contracts expire on December 31, 2026 and will mature on December 31, 2027. The contracts were executed in order to hedge the interest rate risk on a portion of the variable debt under the Credit Agreement. Payments to or from the counterparty are based on the variable rate which is the greater of three-month SOFR or 0.50% per annum.

As of January 3, 2026, the derivatives are considered highly effective. The Company estimates that $3.6 million, before income taxes, of deferred losses recognized within accumulated other comprehensive (loss) income as of January 3, 2026 will be reclassified as an increase in interest expense within the next 12 months. Actual amounts reclassified into net (loss) income during the next 12 months are dependent on changes in the three-month SOFR.

The following table presents the amounts affecting the consolidated statements of operations and comprehensive (loss) income (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
	(Loss) Gain Recognized in Other Comprehensive (Loss) Income	(Gain) Loss Reclassified from Accumulated Other Comprehensive (Loss) Income into Income	Total Effect on Other Comprehensive (Loss) Income
Fiscal Year Ended January 3, 2026
Interest rate derivative contracts	$(6,878)	$(2,966)	$(9,844)
Income tax effect	1,776	766	2,542
Net of income taxes	$(5,102)	$(2,200)	$(7,302)

Fiscal Year Ended December 28, 2024
Interest rate derivative contracts (1)	$8,509	$(4,449)	$4,060
Income tax effect	(2,197)	1,149	(1,048)
Net of income taxes	$6,312	$(3,300)	$3,012

Fiscal Year Ended December 30, 2023
Interest rate derivative contracts (1)	$792	$1,493	$2,285
Income tax effect	(205)	(385)	(590)
Net of income taxes	$587	$1,108	$1,695
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

15.
FAIR VALUE MEASUREMENTS

Investments held for the Deferred Compensation Plan—The Company records the fair value of the investments and cash and cash equivalents held for the deferred compensation plan in other assets on the consolidated balance sheets. The carrying value of cash and cash equivalents held in the fund approximates fair value, and the amounts were not material as of January 3, 2026 and December 28, 2024. The investments held in the plan consist of mutual funds and money market funds with fair values that can be corroborated by prices for identical assets and therefore are classified as Level 1 investments under the fair value hierarchy. The following tables summarize the composition of the underlying investments in the Company's deferred compensation plan trust assets, excluding cash and cash equivalents (in thousands):

		Fair Value Measurements Using
	Balance as of January 3, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,733	$6,733	$—	$—
Mutual Funds	37,389	37,389	—	—
	$44,122	$44,122	$—	$—

		Fair Value Measurements Using
	Balance as of December 28, 2024	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,499	$6,499	$—	$—
Mutual Funds	31,432	31,432	—	—
	$37,931	$37,931	$—	$—

Refer to Note 5, Prepaid Expenses and Other Current Assets, Note 9, Other Assets, and Note 19, Employee Benefit Plans, for further information regarding the Company's deferred compensation plan.

Goodwill, Indefinite-Lived Intangible Assets, and Long-Lived Assets—Fair value assessments of the reporting units and indefinite-lived trade names and trademarks utilized within the goodwill and indefinite-lived intangible asset impairment tests, respectively, are considered Level 3 measurements due to the significance of unobservable inputs developed using Company specific information. Specifically, during the fiscal year ended January 3, 2026, the market approach utilized for the quantitative goodwill impairment test incorporated Level 3 inputs including the application of a control premium, which is estimated using expected synergies that would be realized by a hypothetical buyer. Refer to Note 7, Goodwill and Intangible Assets, for additional detail regarding the goodwill impairment test.

The Company also measures long-lived assets, which includes property and equipment, lease ROU assets, and definite-lived intangible assets at fair value on a nonrecurring basis when events occur that indicate an asset group may not be recoverable. If the carrying amount of an asset group is not recoverable, an impairment charge is recorded to reduce the carrying amount by the excess over its fair value. Fair value assessments performed for long-lived assets are considered a Level 3 measurement as the Company typically estimates fair value of the asset group using the DCF method under the income approach which is based on unobservable inputs including future cash flow projections, market-based inputs including as-is market rents, and discount rate assumptions, as appropriate.

In the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, triggering events at specific center asset groups related to property and equipment and lease ROU assets occurred as a result of lower-than-expected center sales performance, coupled with reduced forecasted cash flow projections over the remaining lease term or asset useful lives, as applicable. The Company identified specific center asset groups in the initial recoverability test that had carrying values in excess of the estimated undiscounted future cash flows. For those center asset groups, a fair value assessment was performed using the DCF method of the income approach to fair value and impairments of property and equipment and lease ROU assets were recognized.

The following table presents the amount of impairment expense of goodwill and long-lived assets (in thousands):

	Fiscal Years Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Impairment of goodwill	$177,967	$—	$—
Impairment of property and equipment	22,806	7,202	11,426
Impairment of lease right-of-use assets	3,278	3,333	2,134
Total impairment losses	$204,051	$10,535	$13,560

Refer to Note 6, Property and Equipment, Note 7, Goodwill and Intangible Assets, and Note 8, Leases, for additional information.

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

The following table provides a roll forward of the fair value of recurring Level 3 fair value measurements (in thousands):

Balance at December 28, 2024	$—
Issuance of contingent consideration	1,200
Balance at January 3, 2026	$1,200

Derivative Financial Instruments—The Company's derivative financial instruments include interest rate derivative contracts. The fair value of derivative financial instruments is determined using observable market inputs such as quoted prices for similar instruments, forward pricing curves, and interest rates, and considers nonperformance risk of the Company and its counterparties, and as such, derivative financial instruments are classified as Level 2. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contracts. The Company elects to record its derivative financial instruments at net fair value on the consolidated balance sheets. Refer to Note 5, Prepaid Expenses and Other Current Assets, Note 9, Other Assets, Note 11, Other Current Liabilities, Note 13, Other Long-term Liabilities, and Note 14, Risk Management and Derivatives, for additional information regarding the Company’s derivative financial instruments.

Long-Term Debt—The Company records long-term debt on the consolidated balance sheets at adjusted cost, net of unamortized issuance costs. The estimated fair value of the First Lien Term Loan Facility was $938.0 million as of January 3, 2026 and $978.9 million as of December 28, 2024 and is based on mid-point prices, or prices for similar instruments from active markets, on the balance sheet date. Given the short-term nature of outstanding obligations on the First Lien Revolving Credit Facility, the carrying value approximates fair value. There were no outstanding borrowings on the First Lien Revolving Credit Facility as of January 3, 2026 or December 28, 2024. Judgment is required to develop these estimates, and as such, the First Lien Term Loan Facility and the First Lien Revolving Credit Facility are classified as Level 2.

Refer to Note 12, Long-term Debt, for additional information regarding the Company's long-term debt.

Other Financial Instruments—The carrying value of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities approximates fair value due to the short-term nature of these assets and liabilities.

There were no transfers between levels within the fair value hierarchy during any of the periods presented.

16.
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income, net of tax, are comprised of unrealized gains and losses on cash flow hedging instruments, and were as follows (in thousands):

Balance as of December 31, 2022	$(2,008)
Other comprehensive gains before reclassifications	587
Reclassifications to net (loss) income of previously deferred losses	1,108
Balance as of December 30, 2023	(313)
Other comprehensive gains before reclassifications	6,312
Reclassifications to net (loss) income of previously deferred gains	(3,300)
Balance as of December 28, 2024	2,699
Other comprehensive losses before reclassifications	(5,102)
Reclassifications to net (loss) income of previously deferred gains	(2,200)
Balance as of January 3, 2026	$(4,603)

17.
SHAREHOLDERS' EQUITY AND STOCK-BASED COMPENSATION

Certificate of Incorporation—Prior to the amendment to the Company's certificate of incorporation in October 2024 made in connection with the IPO and Common Stock Conversion, the Company's certificate of incorporation authorized the issuance of three separate classes of common stock and the number of shares as follows: (i) 1.3 billion shares of Class A common stock entitled to one vote per share, $0.0001 par value per share; (ii) 200.0 million shares of

Class B common stock entitled to one-fourth vote per share, $0.0001 par value per share; and (iii) 200.0 million shares of common stock, $0.01 par value per share.

Common Stock Conversion and S-1 Effectiveness—On September 20, 2024, the Company's Board of Directors (the "Board") and KC Parent, LP ("KC Parent"), the owner of the Company’s outstanding shares of common stock, approved the Common Stock Conversion, effected immediately following the effectiveness of the Company’s registration statement on Form S-1. On October 8, 2024, the Company’s registration statement on Form S-1 related to its IPO was declared effective by the SEC, and as a result, 756.8 million shares of Class A common stock outstanding, with a par value of $0.0001 per share, were converted to 90.4 million shares of common stock, with a par value of $0.01 per share, at a ratio of 8.375-to-one.

All prior period shares outstanding, per share amounts, and stock-based compensation awards disclosures, as applicable, have been adjusted to retrospectively reflect the Common Stock Conversion in the consolidated financial statements and notes thereto.

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

Employee Stock Purchase Plan—On October 9, 2024, the Board adopted and approved the Company's 2024 Employee Stock Purchase Plan (the "ESPP") which permits eligible employees of the Company to purchase shares of common stock at periodic intervals. The aggregate number of shares of common stock available for issuance under the ESPP shall be equal to the sum of (i) 2.3 million shares and (ii) an annual increase beginning on January 1, 2026 and ending January 1, 2034 by an amount equal to the lesser of (A) 1% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as determined by the board of directors; provided that in no event will more than 5.6 million shares of the Company’s common stock be available for issuance under the ESPP. There were no awards granted under the ESPP during the fiscal years ended January 3, 2026 and December 28, 2024.

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

Class A-1 Units are fully vested upon issuance. Class B-1 Units vest over a four-year period at 25% per annum, subject to the continued service of the PIU Recipients with the Company, except in the event of an eligible retirement in which units remain outstanding and eligible to vest without regard for remaining service requirements. Upon the consummation of a sale of the Company, the vesting of all then nonvested Class B-1 Units accelerates in full. Class B-2 and Class B-3 Units vest on the date when certain performance-based vesting conditions are met, subject to the continued service of the PIU Recipients with the Company, except in the event of an eligible retirement. The performance conditions require raising distribution proceeds from the Company or from a third-party or transfer to securities in an aggregate amount equal to two times for Class B-2 Units or three times for Class B-3 Units of the Class

A contribution amount and all other capital invested by KC Parent's limited partners. This condition is viewed as a substantive liquidity event performance-based vesting condition. For performance conditions, stock-based compensation expense is only recognized if the performance conditions become probable to be satisfied. In March 2024, the terms of the PIUs Plan were amended to provide for a one-time March 2024 non-forfeitable distribution, resulting in a modification to the PIUs Plan. In October 2024, in order to dissolve and liquidate KC Parent in connection with the IPO, KC Parent distributed its shares of the Company's common stock to its limited partners, including PIU Recipients, thereby modifying and terminating the PIUs Plan. Refer to this note under the subsection titled "Stock-based Compensation Expense" for additional detail on how these modifications were accounted for under ASC 718 and refer to Note 22, Related Party Transactions, for additional detail on the dissolution and liquidation of KC Parent.

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
(1)
As a result of the October 2024 modification to the PIUs Plan, the vesting of unvested PIUs was accelerated on October 8, 2024 and in connection with the dissolution and liquidation of KC Parent, the PIUs Plan was terminated through a liquidating distribution to the PIU Recipients. Refer to this note under the subsection titled "Stock-based Compensation Expense" for additional detail on how this modification was accounted for under ASC 718.

Weighted average grant date fair value per unit is as follows:

	Class A-1 Units	Class B-1 Units	Class B-2 Units	Class B-3 Units
Nonvested as of December 31, 2022	$—	$0.45	$0.35	$0.29
Granted		—	—	—
Vested		0.46	—	—
Forfeited		—	—	—
Nonvested as of December 30, 2023	—	0.43	0.35	0.29
Granted		—	—	—
Vested		0.23	—	—
Modified to accelerate vesting (1)		0.45	2.12	2.08
Forfeited		—	0.43	0.40
Nonvested as of October 8, 2024	$—	$—	$—	$—
Vested as of October 8, 2024	$0.72	$0.38	$2.12	$2.08
Distribution to PIU Recipients (1)	0.72	0.38	2.12	2.08
Vested as of December 28, 2024	$—	$—	$—	$—
(1)
The weighted average grant date fair values for the Class B-2 and B-3 Units reflects the fair values of the vested B-2 and B-3 Units as a result of the October 2024 modification to the PIUs Plan. Refer to this note under the subsection titled "Stock-based Compensation Expense" for additional detail on how this modification was accounted for under ASC 718.

The total fair value of the Class B-1 Units that vested during the fiscal years ended December 28, 2024, and December 30, 2023 was $0.2 million and $0.8 million, respectively, which was measured using the Monte Carlo option pricing model. Refer to this note under the subsection titled "Stock-based Compensation Expense" for additional detail on the total fair value of Class B Units that vested as a result of the October 2024 modification.

2022 Incentive Award Plan—In February 2022, the Board approved the 2022 Incentive Award Plan ("2022 Plan") which provides the Company authorization to grant stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalents, or other stock or cash-based awards to certain service providers which are defined as employees, consultants, or directors (collectively, “Participants") pursuant to the terms and conditions of the 2022 Plan. Stock options granted under the 2022 Plan may be either incentive stock options or nonqualified stock options. In connection with the Company's IPO, the Company’s Board approved an amendment to the 2022 Plan which became effective on October 8, 2024, after the effectiveness of the Company’s registration statement on Form S-1. In response to the Common Stock Conversion, the amendment provides that the aggregate number of shares authorized for issuance pursuant to the awards shall be equal to the sum of (i) 15.7 million shares and (ii) an annual increase on the first day of each calendar year beginning on January 1, 2026 and ending January 1, 2034 equal to the lesser of (A) 4% of the number of shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as determined by the Board. As of January 3, 2026, the Company had 15.7 million shares authorized for issuance under the 2022 Plan.

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

In February 2023, the 2022 Plan was amended to provide for cash settlement of all stock options granted under the plan. As a result, stock options were remeasured at fair value and reclassified as liabilities at the modification date and were subject to remeasurement at fair value each reporting period following the modification date. Stock-based compensation expense was recognized to reflect changes in the fair value of the liabilities to the extent that the fair value did not decrease below the grant date fair value of the awards. In October 2024 in connection with the IPO, the 2022 Plan was further amended to provide for share settlement of all stock options granted under the plan and exercised subsequent to the modification. Stock options were remeasured at fair value and reclassified as equity at the modification date and are not remeasured at fair value each reporting period following the modification date. Stock-based compensation expense is recognized based on the modification date fair value through the remainder of the vesting periods, provided that fair value is not less than the initial grant date fair value of the originally equity-classified awards. Refer to this note under the subsection titled "Stock-based Compensation Expense" for additional detail on how these modifications were accounted for under ASC 718.

A summary of the stock option activity and related information under the 2022 Plan is presented in the table below:

	Number of Stock Options (in millions)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	1.7	$21.11	$9.68
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 30, 2023	1.7	21.11	9.68
Granted	0.1	24.00	12.50
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of December 28, 2024	1.8	21.33	9.89
Granted	0.7	16.37	7.47
Exercised	—	—	—
Forfeited	(0.2)	17.27	7.96
Expired	—	—	—
Outstanding as of January 3, 2026	2.3	$20.13	$9.30	6.39	$—
Exercisable as of January 3, 2026	1.6	$21.22	$9.78	5.32	$—
(1)
The stock-based compensation awards disclosures for the fiscal years ended December 28, 2024 and December 30, 2023 have been retrospectively adjusted to reflect the Common Stock Conversion.

As of January 3, 2026, December 28, 2024, and December 30, 2023, the fair value of stock options that vested during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 was $5.1 million, $4.7 million, and $6.1 million, respectively.

As of January 3, 2026 and December 28, 2024, all stock options were classified as equity on the consolidated balance sheets.

Restricted Stock Units—The Company's RSUs awarded to management have time-based vesting schedules for which the awards generally vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years. The awards granted in May 2022 as well as a portion of the awards granted in October 2024 vest ratably over three years. RSUs granted to highly-tenured teachers in October 2024 have a time-based, one-year vesting schedule and RSUs awarded to the Company's independent board of directors vest over the remaining term of service for the board member, or generally one year.

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

In February 2023, the 2022 Plan was amended to provide for cash settlement of all RSUs granted under the plan, whereas prior to the amendment, half of the value of the RSUs were to be settled in cash and the other half were to be settled in shares. As a result, previously equity-classified RSUs were remeasured at fair value and reclassified as liabilities at the modification date and were subject to remeasurement at fair value each reporting period following the modification date. Stock-based compensation expense was recognized to reflect changes in the fair value of the liabilities to the extent that the fair value did not decrease below the grant date fair value of the awards. In October 2024, in connection with the IPO, the 2022 Plan was further amended to provide for share settlement of all RSUs granted under the plan and vested subsequent to the modification. RSUs were remeasured at fair value and reclassified as equity at the modification date and are not remeasured at fair value each reporting period following the modification date. Stock-based compensation expense is recognized based on the modification date fair value through the remainder of the vesting periods, provided that fair value is not less than the initial grant date fair value of the originally equity-classified awards. Refer to this note under the subsection titled "Stock-based Compensation Expense" for additional detail on how these modifications were accounted for under ASC 718. The fair value of RSUs is determined based on the fair value of the Company's common stock.

A summary of the RSU activity and related information under the 2022 Plan is presented in the table below (RSUs in millions):

	Share-Settled		Cash-Settled
	Number of RSUs - Equity- Classified (1)	Weighted Average Grant Date Fair Value (1)	Number of RSUs - Liability- Classified (1)	Weighted Average Grant Date Fair Value (1)
Nonvested as of December 31, 2022	0.4	$21.06	0.4	$21.06
Reclassified	(0.4)	21.06	0.4	21.06
Granted	—	—	—	—
Vested	—	—	(0.3)	20.98
Forfeited	—	—	0.0	20.68
Nonvested as of December 30, 2023	—	—	0.5	21.13
Reclassified	0.3	24.00	(0.3)	21.05
Granted	0.4	24.00	—	—
Vested	0.0	24.00	(0.2)	21.24
Forfeited	0.0	24.00	0.0	20.90
Nonvested as of December 28, 2024	0.7	24.00	—	—
Granted	0.7	15.63	—	—
Vested	(0.6)	23.75	—	—
Forfeited	(0.1)	18.14	—	—
Nonvested as of January 3, 2026	0.7	$17.00	—	$—
(1)
The stock-based compensation awards disclosures for the fiscal years ended December 28, 2024 and December 30, 2023 have been retrospectively adjusted to reflect the Common Stock Conversion.

During the fiscal year ended January 3, 2026, the total fair value of RSUs vested was $12.7 million. During the fiscal year ended December 28, 2024, the total fair value of RSUs vested and share-settled subsequent to the October 2024 modification was $0.7 million and the total fair value of RSUs vested and paid to Participants prior to the October 2024 modification was $4.7 million. During the fiscal year ended December 30, 2023, the total fair value of vested RSUs paid to Participants was $8.7 million and no RSUs were share-settled.

As of January 3, 2026 and December 28, 2024, all RSUs were classified as equity on the consolidated balance sheets.

Valuation Assumptions—The Company estimated the grant date fair value of PIUs using a Monte Carlo Simulation model and estimates the grant date fair value of stock options using a Black-Scholes model. The Monte Carlo Simulation model and Black-Scholes model require the use of highly complex and subjective assumptions. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized.

The assumptions that impacted the Monte Carlo Simulation model related to the March 2024 modification to the PIUs Plan are as follows:

Equity value (in millions)	$2,041.0
Risk free interest rate	5.14%
Expected dividend yield	0.00%
Expected term	0.75 years
Expected volatility	30%

In connection with the October 2024 liquidation of KC Parent and modification to the PIUs Plan, the valuation of the PIUs was determined by the fair value of the Company’s common stock as of the date of the IPO. Refer to this note under the subsection titled "Stock-based Compensation Expense" for additional detail on how both the March 2024 and October 2024 modifications were accounted for under ASC 718 and refer to Note 22, Related Party Transactions, for additional detail on the dissolution and liquidation of KC Parent.

The assumptions that impacted the Black-Scholes model for stock options are as follows:

	Fiscal Year Ended
	January 3, 2026	December 28, 2024 (2)	December 30, 2023
Stock price (1)	$16.37	$21.78 - $25.04	$21.78 - $29.15
Risk-free interest rate	4.11%	3.55% - 4.40%	3.56% - 4.60%
Expected dividend yield	0.00%	0.00%	0.00%
Expected term	6.11 years	3.50 - 6.00 years	4.26 - 5.13 years
Expected volatility	40%	35% - 50%	40% - 45%
(1)
The stock-based compensation awards disclosures for the fiscal years ended December 28, 2024 and December 30, 2023 have been retrospectively adjusted to reflect the Common Stock Conversion.
(2)
The post-modification fair values of the stock options granted during the fiscal year ended December 31, 2022 and modified in October 2024 were the original grant date fair values from February 2022 and May 2022 as the fair values of the newly equity-classified awards at modification date were less than the original grant date fair values of the awards.

Fair value of aggregate equity

Prior to the Company’s IPO, there was no public market for the equity of the Company, and therefore, the Company utilized a third-party valuation firm to determine estimates of fair value using generally accepted valuation methodologies, specifically income-based and market-based methods. The income-based approach is the DCF method and the market-based approaches include the guideline public company method and benchmarking against contemplated market transactions. Weightings are adjusted over time to reflect the merits and shortcomings of each method.

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

Stock-based Compensation Expense—Total stock-based compensation expense for all stock-based compensation awards was $12.1 million, $143.9 million, and $12.6 million during the fiscal years ended January 3, 2026, December

28, 2024, and December 30, 2023, respectively, and was recognized in selling, general, and administrative expense in the consolidated statements of operations and comprehensive (loss) income. Stock-based compensation expense recognized during the fiscal year ended December 28, 2024 includes $14.3 million in expense related to the March 2024 modification to the PIUs Plan and $113.1 million in expense related to the October 2024 modification to the PIUs Plan. Refer to the below paragraphs for additional information. The income tax benefit related to stock-based compensation expense was $3.1 million, $4.2 million, and $3.1 million during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively. As of January 3, 2026, the total unrecognized stock-based compensation expense for stock options and RSUs, net of estimated forfeitures, was $10.2 million, which will be recognized over the remaining weighted average period of 2.5 years.

In February 2023, the 2022 Plan was amended to provide for cash settlement of all stock options and RSUs granted under the plan. This modification impacted 100 Participants with stock options and RSUs. In the case of modifications that results in reclassification of the awards from equity to liabilities, the liability is remeasured at fair value every reporting period, with changes recognized as stock-based compensation expense to the extent that the fair value of the awards does not decrease below grant date fair value. Any change in the liability below the grant date fair value of the awards is recorded within additional paid-in capital. On the modification date, all stock options and RSUs granted under the 2022 Plan were remeasured at fair value and were reclassified from additional paid-in capital to other current and other long-term liabilities on the consolidated balance sheets. The awards were measured at fair value on the modification date immediately before and after modification and the Company determined there was no incremental compensation expense due to a change in the fair value of the awards.

In March 2024, the terms of the PIUs Plan were amended to provide for a March 2024 non-forfeitable distribution to 30 Class B PIU Recipients with PIUs outstanding at the time of modification, which will offset any future payments received by the PIU Recipients. Refer to Note 22, Related Party Transactions, for further information regarding the March 2024 distribution. This resulted in a Type I Modification (probable-to-probable) of the Class B-1 Units as the majority of the Class B-1 Units are vested with the remainder probable to vest both immediately before and after modification. The impact to nonvested B-1 Units was not material. The Class B-1 Units were measured at fair value on the modification date immediately before and after the modification. The cash distribution exceeded the reduction in fair value when comparing the value immediately before and after the modification by $4.7 million. As the distribution is non-forfeitable and does not require any additional services to be provided by the PIU Recipients, the Company recognized the $4.7 million as stock-based compensation expense within selling, general, and administrative expense in the consolidated statements of operations and comprehensive (loss) income during the fiscal year ended December 28, 2024. The March 2024 modification also resulted in a Type IV Modification (improbable-to-improbable) of the Class B-2 and Class B-3 Units as the distribution to Class B-2 and Class B-3 PIU Recipients did not meet the liquidity event performance-based vesting conditions and therefore the units were not probable to vest both immediately before and after modification. No performance-based vesting compensation expense has been or will be recognized related to the Class B-2 and Class B-3 Units until the performance-based vesting conditions are met, at which time, in accordance with the guidance for Type IV modifications under ASC 718, expense will be recognized based on the post-modification fair value. However, the distribution to Class B-2 and Class B-3 PIU Recipients is non-forfeitable even if a liquidity event does not occur and thus the distribution represents compensation in excess of the rights and privileges provided to Class B-2 and Class B-3 PIU Recipients under the PIUs Plan. During the fiscal year ended December 28, 2024, the Company recognized $5.0 million and $4.6 million stock-based compensation expense for the distribution to Class B-2 and Class B-3 PIU Recipients, respectively, within selling, general, and administrative expense in the consolidated statements of operations and comprehensive (loss) income.

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

18.
NET (LOSS) INCOME PER COMMON SHARE

The reconciliations of basic and diluted net (loss) income per common share for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023 are set forth in the table below (in thousands, except per share data):

	Fiscal Years Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Net (loss) income available to common shareholders, basic and diluted	$(112,880)	$(92,840)	$102,558
Weighted average number of common shares outstanding, basic (1)	118,329	96,309	90,366
Effect of dilutive securities (1)	—	—	23
Weighted average number of common shares outstanding, diluted (1)	118,329	96,309	90,389
Net (loss) income per common share:
Basic (1)	$(0.95)	$(0.96)	$1.13
Diluted (1)	$(0.95)	$(0.96)	$1.13
(1)
The outstanding shares and per share amounts for the fiscal years ended December 28, 2024 and December 30, 2023 have been retrospectively adjusted to reflect the Common Stock Conversion. Refer to Note 17, Shareholders' Equity and Stock-based Compensation, for further information.

Prior to the amendment to the Company's certificate of incorporation in October 2024 made in connection with the IPO and Common Stock Conversion, vested stock options under the 2022 Plan were contractually participating securities because stock option holders had a non-forfeitable right to receive dividends when the Company exceeds a stated distributable amount. The stated distributable amount was not met prior to the amendment during the fiscal years ended December 28, 2024 and December 30, 2023, and therefore, the stock options were not considered as participating in undistributed earnings in the computation of basic and diluted net (loss) income per common share for the periods. As a result of the amended certificate of incorporation in connection with the IPO, vested stock options are no longer contractually participating securities.

All shares of common stock from stock options and RSUs were excluded from the calculation of diluted net (loss) income per common share as their effect was anti-dilutive due to a net loss available to common shareholders for the fiscal year ended January 3, 2026 and the portion of the fiscal year ended December 28, 2024 that was subsequent to the October 2024 modification to the 2022 Plan, which changed all stock options and RSUs to be share-settled and equity-classified. Prior to the October 2024 modification to the 2022 Plan and subsequent to the February 2023 modification to the 2022 Plan, stock options and RSUs were cash-settled and liability-classified, and therefore, no shares were available to be excluded from the calculation of diluted net (loss) income per common share during those portions of the fiscal years ended December 28, 2024 and December 30, 2023. During the portion of the fiscal year ended December 30, 2023 prior to the February 2023 modification to the 2022 Plan, when stock options and 50% of RSUs were share-settled and equity-classified, 1.6 million shares of common stock from outstanding stock options were excluded from the calculation of diluted net (loss) income per common share as the effect was antidilutive. Refer to Note 17, Shareholders' Equity and Stock-based Compensation, for further information on the modifications to the 2022 Plan.

19.
EMPLOYEE BENEFIT PLANS

401(k) Plan—Certain employees are eligible to enroll in the Company's 401(k) Plan on the first of the month following 30 days from their date of hire and can contribute between 1% and 100% of pay up to the Internal Revenue Service maximum allowable limit. The Company will match 40 cents for each dollar contributed on the first 5% of compensation. Employer matching contributions vest evenly at 20% over a five-year period.

Non-Qualified Deferred Compensation Plan—The NQDC Plan allows employees to defer between 1% and 80% of base and annual bonus compensation. The Company will match 40 cents for each dollar contributed on the first 5% of compensation. All contributions are deferred into the NQDC Plan held by the Company. Employer matching contributions are fully vested immediately upon deferral into the NQDC Plan. Amounts recognized as compensation expense related to changes in the fair value of the deferred compensation obligation to employees were gains of $4.7 million, $3.4 million, and $3.7 million during the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively, and are included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Refer to Note 13, Other Long-term Liabilities, for additional information.

The Company recognized employer matching contribution expense for the 401(k) Plan and the NQDC Plan of $5.9 million, $5.3 million, and $5.1 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively, in cost of services (excluding depreciation and impairment) and $0.8 million, $0.9 million, and $0.8 million for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023, respectively, included in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

20.
INCOME TAXES

The provision for income taxes is comprised of the following (in thousands):

	Fiscal Years Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Current:
Federal	$12,850	$30,557	$31,513
State	(584)	13,879	13,051
Total current expense	12,266	44,436	44,564
Deferred:
Federal	5,911	(20,040)	(10,040)
State	1,361	(9,788)	(7,157)
Total deferred expense (benefit)	7,272	(29,828)	(17,197)
Total income tax expense	$19,538	$14,608	$27,367

The Company has no foreign income or income tax requirements. The provision for income taxes solely relates to domestic income and expense. The reconciliation between the provision for income taxes at the federal statutory rate and the effective tax rate is as follows (in thousands):

	Fiscal Years Ended
	January 3, 2026		December 28, 2024		December 30, 2023
		%		%		%
Federal tax (benefit) expense at statutory rate	$(19,602)	21.0%	$(16,429)	21.0%	$27,284	21.0%
State and local income tax (benefit) expense, net of federal income tax (1)	(657)	0.7%	2,103	(2.7)%	4,637	3.6%
Federal tax credits:
Work Opportunity Tax Credit	(3,113)	3.3%	(2,559)	3.3%	(3,102)	(2.4)%
Other federal tax credits	(105)	0.1%	(84)	0.1%	(76)	(0.1)%
Nontaxable or nondeductible items:
Nondeductible compensation	3,455	(3.7)%	28,854	(36.9)%	101	0.1%
Nondeductible goodwill impairment	35,704	(38.3)%	—	0.0%	—	0.0%
Income tax (refunds recognized) due from employee retention credits	(6,318)	6.8%	(4,367)	5.6%	1,612	1.2%
Nondeductible fringe benefits	600	(0.6)%	864	(1.1)%	640	0.5%
Other nondeductible expenses	188	(0.2)%	167	(0.2)%	307	0.2%
Change to uncertain tax positions	7,147	(7.7)%	6,348	(8.1)%	108	0.1%
Other adjustments:
Provision to return true-up	2,239	(2.4)%	(289)	0.4%	(4,482)	(3.4)%
Other	—	0.0%	—	0.0%	338	0.3%
Total income tax expense	$19,538	(20.9)%	$14,608	(18.7)%	$27,367	21.1%
(1)
For the fiscal year ended January 3, 2026, state taxes in Illinois, Oregon, Massachusetts, and Pennsylvania made up the majority (greater than 50 percent) of the tax effect in this category. For the fiscal years ended December 28, 2024 and December 30, 2023, state taxes in California and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

Deferred tax assets and liabilities consist of the following (in thousands):

	January 3, 2026	December 28, 2024
Deferred tax assets:
Lease obligations	$419,158	$382,615
Interest and financing costs	38,768	43,677
Compensation payments	25,143	25,725
Self-insurance obligations	31,046	17,493
Net operating loss	732	1,095
Accumulated other comprehensive loss	1,605	—
Other	7,395	5,817
Total deferred tax assets	523,847	476,422
Deferred tax liabilities:
Right-of-use assets	(388,364)	(355,686)
Intangible assets	(115,263)	(113,611)
Property and equipment	(42,211)	(37,096)
Insurance Claims	(13,463)	—
Accumulated other comprehensive income	—	(936)
Total deferred tax liabilities	(559,301)	(507,329)
Deferred income taxes, net	$(35,454)	$(30,907)

The Company had no federal net operating loss carryforwards as of January 3, 2026 and had $1.1 million as of December 28, 2024. The Company had $9.8 million and $12.2 million of state and local net operating loss carryforwards as of January 3, 2026 and December 28, 2024, respectively. State net operating loss carryforwards expire in years commencing in 2037 through 2043.

No valuation allowance was required as of January 3, 2026, December 28, 2024, and December 30, 2023. The Company will continue to reassess the carrying amount of its deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2022	768
Gross increases in tax positions for prior years	216
Gross increases in tax positions for current year	135
Balance as of December 30, 2023	1,119
Gross increases in tax positions for prior years	31
Gross increases in tax positions for current year	206
Balance as of December 28, 2024	1,356
Gross increases in tax positions for current year	206
Lapse of tax statute of limitations	(758)
Balance at January 3, 2026	$804

Due to the ERC cash receipt during the fiscal year ended December 30, 2023, previously-filed corporate income tax returns were amended during the fiscal year ended December 28, 2024 to reflect the impact of the additional ERCs claimed as of December 30, 2023. Any adjusted net operating loss carryforwards from the amended 2020 and 2021 returns were incorporated into the 2022 returns. The resulting $2.9 million income tax liability, including interest, was paid during the fiscal year ended December 28, 2024. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. In December 2022, the Company recorded a receivable related to uncertain tax positions associated with the deferred ERC liabilities. As of December 28, 2024, the Company's receivable related to uncertain tax positions was $7.9 million and $3.1 million within prepaid expenses and other current assets and other assets, respectively, and as of January 3, 2026, the Company's receivable was reduced to $3.1 million within other assets on the consolidated balance sheets in connection with the portion of ERC recognized during the fiscal year ended January 3, 2026. Refer to Note 2, Government Assistance, Note 5, Prepaid Expenses and Other Current Assets, Note 9, Other Assets, Note 11, Other Current Liabilities, and Note 13, Other Long-term Liabilities, for additional details.

As of January 3, 2026 and December 28, 2024, the Company recorded liabilities for uncertain tax positions of $0.3 million and $1.1 million in other current liabilities and $0.6 million and $0.7 million in other long-term liabilities, respectively, on the consolidated balance sheets. The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and state income tax expense in the consolidated statements of operations and comprehensive (loss) income. There were no material amounts related to interest and penalties for uncertain tax positions for the fiscal years ended January 3, 2026, December 28, 2024, and December 30, 2023. There is one open state examination as of January 3, 2026. The Company is no longer subject to examination by tax authorities for years before 2022.

In July 2025, the One Big Beautiful Bill Act was signed into law, enacting significant changes to the United States federal income tax rules. The enactment of this legislation did not have a material impact on the Company's effective tax rate for the fiscal year ended January 3, 2026.

The components of cash paid for income taxes, net of refunds were as follows (in thousands):

	Fiscal Years Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Federal	$10,152	$37,059	$18,300
State	4,998	10,608	11,145
Total cash paid for taxes, net of refunds	$15,150	$47,667	$29,445

No individual tax jurisdictions represented at least five percent of total cash paid for taxes, net of refunds.

21.
COMMITMENTS AND CONTINGENCIES

Litigation—The Company is subject to claims and litigation arising in the ordinary course of business. In accordance with ASC 450, Contingencies ("ASC 450"), loss contingencies for these claims and litigation are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. The Company estimates insurance receivables based on an analysis of the terms of its policies, including their exclusions, pertinent case law interpreting comparable policies, its experience with similar claims, and assessment of the nature of the claim and remaining coverage. In accordance with ASC 450, insurance receivables related to loss contingencies are recorded for recoveries considered probable under applicable insurance policies. The Company believes the accruals for contingencies are reasonable and sufficient based upon information currently available to management, although assurance cannot be given with respect to the ultimate outcome of any such claims or actions, that final costs related to these contingencies will not exceed current estimates, nor any assurance can be given as to the amount of such final costs that will be covered by insurance.

The Company reexamines its estimates of probable liabilities and insurance receivables at least quarterly and, where appropriate, makes adjustments to its reasonably estimated losses and accruals to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s consolidated financial statements for the legal proceedings against the Company may change over time.

Refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional information on the Company’s self-insurance obligations and related insurance receivables. The Company believes the resolution of pending legal matters will not have a material effect on the Company’s consolidated financial statements.

Settlement of General Liability Claim

In February 2024, an action was commenced against the Company for damages for personal injuries. On February 19, 2026, the Company and the plaintiffs entered into a memorandum of agreement relating to the settlement of this matter. The settlement is expected to be finalized and the case dismissed with prejudice in the second quarter of the fiscal year ending January 2, 2027. As of January 3, 2026, the Company accrued $50.0 million in self-insurance obligations related to this matter within other current liabilities on the consolidated balance sheets, which reflects the amount of the agreed-upon settlement. Additionally, the Company recorded insurance receivables of $49.1 million within prepaid expenses and other current assets on the consolidated balance sheets, which represents recoveries considered probable from purchased insurance coverage. Refer to Note 5, Prepaid Expenses and Other Current Assets and Note 11, Other Current Liabilities.

Securities Class Action

On August 12, 2025, a purported Company stockholder filed a securities class action complaint in the United States District Court for the District of Oregon against the Company, Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, Preston Grasty, each of whom were officers or directors at the time of the Company's IPO, Partners Group Holding AG, the Company's majority stockholder, and the representatives of the underwriters in the Company's IPO, Goldman Sachs & Co LLC, Morgan Stanley & Co LLC, Barclays Capital Inc., and UBS Securities LLC. A consolidated complaint was filed on February 6, 2026 alleging that defendants violated Sections 11, 15, and 12(a)(2) of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, and costs on behalf of purchasers and/or acquirers of common stock issued in the IPO, as well as unspecified equitable relief. The Company intends to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

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

KC Parent—KC Parent was the Company’s direct parent prior to the Company's IPO. Pursuant to the original KC Parent, LLC Agreement, executed in August 2015, KC Parent had authorization to issue member's interest units in KC Parent to certain employees and directors of the Company, which consists of Class A Units.

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

In October 2024, pursuant to the KC Parent, LP Agreement, the board of managers and the General Partner of KC Parent approved a plan of dissolution and liquidation of KC Parent whereby KC Parent may distribute shares of the Company’s common stock to the limited partners of KC Parent in lieu of liquidating its assets for cash in connection with an IPO. As of the date of the IPO, the sole assets of KC Parent consisted of 90.4 million shares of the Company’s common stock and the fair value of such shares was $24.00 per share. KC Parent's shares of the Company's common stock were allocated to each of the capital accounts of its limited partners, including PIUs held by PIU Recipients, based on their respective ownership. KC Parent then distributed the 90.4 million shares of the Company’s common stock to its limited partners (the “Liquidating Distribution”) resulting in the full liquidation of KC Parent. As of December 28, 2024, KC parent was fully liquidated and had no member’s interest unit outstanding related to current and former employees and directors of the Company. Refer to Note 17, Shareholders' Equity and Stock-based Compensation, for additional information on the impact of the Liquidating Distribution on the PIUs Plan and related stock-based compensation expense.

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

As of January 3, 2026, there were no amounts due to unconsolidated related parties. As of December 28, 2024, the Company had $0.1 million in related party payables due to Partners Group for management services provided prior to the termination of the agreement upon the Company's IPO.

The table below details the Company’s expenses recognized from unconsolidated related parties (in thousands):

	Fiscal Years Ended
	January 3, 2026	December 28, 2024	December 30, 2023
Partners Group management services	$—	$3,768	$4,865
Related parties rent	—	14,528	19,293

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of January 3, 2026 due to the material weakness in internal control over financial reporting as described below. However, after giving full consideration to the material weakness described below, the Company's management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2026 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of January 3, 2026 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective IT general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; and (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored.

This material weakness did not result in a misstatement to the consolidated financial statements, however, it could result in misstatements potentially impacting the annual or interim financial statements that would result in a material misstatement to the financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of January 3, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan for the Material Weakness

During the quarter ended January 3, 2026, we made progress toward remediating the material weakness in IT general controls previously identified. Management continued to test, document, monitor, remediate and improve the design and operating effectiveness of internal controls in user access, change management, and computer operations to make further progress toward remediation of the identified material weakness, to respond to changes in the internal control environment (including those resulting from the enterprise resource planning system implementation), to correct deficiencies in IT general controls and other controls, and to preserve the effectiveness of existing internal controls.

Our remediation plan for fiscal 2026 includes the continuation of our fourth quarter remediation activities as well as training relevant personnel on the design and operation of IT general controls, implementing new IT tools, and standardizing business processes and reporting. Management regularly reports to the Audit Committee on its progress and will continue to do so in fiscal 2026. With the oversight of the Audit Committee, management expects to continue to implement the remediation plan in fiscal 2026 relating to the material weakness. While we have made progress toward remediating the material weakness, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or any material weakness have been or will be detected. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weakness. Additionally, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business.

Changes in Internal Control over Financial Reporting

The fourth quarter remediation activities described above are changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Arrangements

During our fiscal quarter ended January 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Departure of Chief Operating Officer

On March 11, 2026, the Company eliminated the position of Chief Operating Officer and as a result, Lindsay Sorhondo was terminated from that position. Ms. Sorhondo will remain as a non-executive officer employee until April 4, 2026 to assist in the transition of her duties. Ms. Sorhondo will receive the separation benefits payable in connection with her termination without cause in accordance with the terms of the previously disclosed November 2025 letter agreement with the Company, the Company’s Policy for Providing Severance Payments to Executives (the "Severance Policy"), and the relevant terms of Ms. Sorhondo’s equity, short-term and long-term incentive awards, except as noted herein. On March 12, 2026, the Compensation Committee took action to modify the terms of Ms. Sorhondo’s currently outstanding 2024-2026 long-term incentive plan (LTIP) award such that Ms. Sorhondo will be eligible to receive a prorated payment in respect of the 2024-2026 LTIP award to the extent that the Compensation Committee determines that the Company has achieved the relevant performance goals for the performance period, with any prorated payment made to Ms. Sorhondo at the same time as the Company makes payment to actively employed participants in the 2024-2026 LTIP. The Company also has agreed to provide Ms. Sorhondo, at its expense for a period of 6 months from termination of employment, with executive outplacement services, and at its expense for a period of 12 months from termination of employment, with financial planning services, and continuation of a childcare discount benefit on the same terms as available to the Company’s eligible employees. All separation benefits are conditioned upon Ms. Sorhondo’s compliance with the conditions of the Severance Policy, including her delivery to the Company of a general release of claims in favor of the Company that then becomes effective and irrevocable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Part III is incorporated by reference to the Proxy Statement under the headings “Proposal No. 1: Election of Directors,” “Corporate Governance,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance – Board Meetings, Attendance and Committees,” and “Audit Committee Report.”

Insider trading compliance policy

The Company has adopted an insider trading compliance policy governing the purchase, sale, and/or any other disposition of its securities that applies to its directors, officers and employees, and other covered persons. The Company believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the insider trading compliance policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information required by this Item 11 of Part III is incorporated by reference to the Proxy Statement under the headings “Executive Compensation” (excluding the information under the subheading “Pay Versus Performance”), “Corporate Governance – Compensation Committee Interlocks and Insider Participation,” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 of Part III is incorporated by reference to the Proxy Statement under the headings “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 of Part III is incorporated by reference to the Proxy Statement under the headings “Certain Relationships and Related Party Transactions,” “Corporate Governance – Board Composition and Director Independence.”

Item 14. Principal Accounting Fees and Services

Information required by this Item 14 of Part III is incorporated by reference to the Proxy Statement under the headings “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

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

(b)
The exhibits listed in the following “Exhibits Index” are filed or incorporated by reference as part of this Annual Report.

Exhibits Index
Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of KinderCare Learning Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 15, 2024).
3.2	Amended and Restated Bylaws of KinderCare Learning Companies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 15, 2024).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 28, 2024 filed on March 21, 2025).
10.1

Credit Agreement, dated as of June 12, 2023, by and among KinderCare Learning Companies Inc., KC Sub, LLC, KUEHG Corp., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).

10.2

Amendment No. 1 to Credit Agreement, dated as of March 26, 2024, by and among KinderCare Learning Companies Inc., KC Sub, LLC, KUEHG Corp., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).

10.3

Amendment No. 2 to Credit Agreement, dated as of April 24, 2024, by and among KinderCare Learning Companies Inc., KC Sub, LLC, KUEHG Corp., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).

10.4

Facilities Agreement, dated as of February 1, 2024, by and among KUEHG Corp. and CLIF 2023-1 LLC (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).

10.5#

Offer Letter dated December 2, 2025 by and between KinderCare Learning Companies, Inc. and John T. (“Tom”) Wyatt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 3, 2025).

10.6#

Promotion Letter, dated as of November 5, 2025, by and between KinderCare Learning Companies, Inc. and Lindsay Sorhondo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2025).

10.7#

KinderCare Learning Companies, Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).

10.8#

KinderCare Learning Companies, Inc. Amended and Restated 2022 Incentive Award Plan (previously filed as Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-282557) filed on October 9, 2024 and incorporated herein by reference).

10.9#

KinderCare Learning Companies, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 (File No. 333-282557) filed on October 9, 2024).

10.10#

Form of Option Agreement under the KinderCare Learning Companies, Inc. Amended and Restated 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).

10.11#

Form of Restricted Stock Unit Agreement under the KinderCare Learning Companies, Inc. Amended and Restated 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).

10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).
10.13#

KinderCare Learning Companies, Inc. Policy for Providing Severance Payments to Executives (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).

10.14

Master Lease Agreement between KCP RE LLC, as Landlord, and Knowledge Universe Education LLC, as Tenant, dated as of August 1, 2015, as amended on November 13, 2015, April 4, 2018, June 11, 2020, and June 3, 2022 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-281971) filed on September 6, 2024).

10.15

Registration Rights Agreement, dated as of October 8, 2024, by and among the Company and each of the other persons from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2024).

10.16

Stockholders Agreement, dated as of October 8, 2024, by and among the Company, Partners Group Client Access 13 L.P. Inc., Partners Group Client Access 13A L.P. Inc., Partners Group Barrier Reef L.P., Partners Group Hercules, L.P. Inc., Partners Group Hearst Opportunities Fund L.P., Partners Group Daintree Co-Invest, L.P., Partners Group Access 768 L.P., Partners Group Direct Investments 2012 (EUR), L.P. Inc. and each of the other stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 15, 2024).

10.17

Amendment No. 3 to Credit Agreement, dated as of October 10, 2024, by and among KUEHG Corp., KinderCare Learning Companies, Inc., KC Sub, LLC, Barclays Bank PLC, as administrative agent and as collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 15, 2024).

10.18

Refinancing Amendment No. 4 to Credit Agreement, dated as of October 30, 2024 by and among KUEHG Corp., KinderCare Learning Companies, Inc., KC Sub, LLC, Barclays Bank PLC, as administrative agent and as collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2024 filed on November 21, 2024).

10.19

Amendment No. 5 to the Credit Agreement, dated February 11, 2025, by and among KUEHG Corp., KinderCare Learning Companies, Inc., KC Sub, LLC, Barclays Bank PLC, as administrative agent and as collateral agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 28, 2024 filed on March 21, 2025).

10.20

Refinancing Amendment No. 6 to the Credit Agreement, dated July 1, 2025, by and among the Company, KUEHG Corp., and each of the other persons from time to thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2025).

19.1

KinderCare Learning Companies, Inc. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K for the year ended December 28, 2024 filed on March 21, 2025).

21.1*	List of subsidiaries of KinderCare Learning Companies, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K for the year ended December 28, 2024 filed on March 21, 2025)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications attached hereto are not considered “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the limitations of that section.

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KinderCare Learning Companies, Inc.

Date: March 13, 2026	By:	/s/ John T. Wyatt
	Name:	John T. Wyatt
	Title:	Chief Executive Officer

Date: March 13, 2026	By:	/s/ Anthony Amandi
	Name:	Anthony Amandi
	Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of John T. Wyatt and Anthony Amandi, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John T. Wyatt	Chief Executive Officer (principal executive officer)	March 13, 2026
John T. Wyatt	and Director

/s/ Anthony Amandi	Chief Financial Officer (principal financial and	March 13, 2026
Anthony (“Tony”) Amandi	accounting officer)

/s/ Jean Desravines	Director	March 13, 2026
Jean Desravines

/s/ Christine Deputy	Director	March 13, 2026
Christine Deputy

/s/ Michael Nuzzo	Director	March 13, 2026
Michael Nuzzo

/s/ Joel Schwartz	Director	March 13, 2026
Joel Schwartz

/s/ Alyssa Waxenberg	Director	March 13, 2026
Alyssa Waxenberg