Form 10-Q
period 2026-04-04
KinderCare Learning Companies, Inc.
filed 2026-05-14
CIK 1873529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2026

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

As of May 11, 2026, the registrant had 118,428,299 shares of common stock, $0.01 par value per share, outstanding.

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
•
a permanent shift in workforce demographics and office environments, which may result in decreased demand for center-based or site-based child care and have a materially adverse effect on our business, financial condition and results of operations.
•
our dependence on key management and key employees to manage our business.
•
adverse publicity that impacts the value of our brands and reputation as a provider of choice.
•
significant competition in our industry.
•
our ability to manage our labor costs.
•
our ability to secure affordable real estate leases and renew existing leases on terms acceptable to us may affect our operating results.
•
our reliance on third-party vendors and service providers exposes us to operational and cost risks that could adversely affect our business.
•
seasonal fluctuations in our operating results.
•
delays, disruptions or reductions in federally funded child care subsidies or tuition reimbursements or from reductions in certain federal, state and local government programs.
•
reduction in the demand for our services from governmental universal child care benefit programs.
•
acquisitions present many risks and may disrupt our operations, and we may not realize the financial and strategic goals that were contemplated at the time of the transaction.
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
•
substantial indebtedness could adversely affect our ability to obtain capital to fund our operations, limit our flexibility in operating our business, expose us to interest rate risk to the extent of our variable rate debt, and limit cash flow available to invest in the ongoing needs of our business.
•
impairment of goodwill or long-lived assets has negatively impacted, and may in the future negatively impact, our results of operations
•
the other factors described in the section titled “Risk Factors” in Part I Item 1A. in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

KinderCare Learning Companies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	April 4, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$132,874	$133,205
Accounts receivable, net	106,782	118,523
Prepaid expenses and other current assets	104,336	106,291
Total current assets	343,992	358,019
Property and equipment, net of accumulated depreciation of 589,254 and 582,808	403,871	417,789
Goodwill	691,900	964,829
Intangible assets, net of accumulated amortization of 159,511 and 157,437	418,848	420,922
Operating lease right-of-use assets	1,501,223	1,500,786
Other assets	81,809	85,545
Total assets	$3,441,643	$3,747,890
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$154,167	$163,312
Current portion of long-term debt	9,620	9,620
Operating lease liabilities—current	149,753	146,594
Deferred revenue	50,399	49,577
Other current liabilities	104,078	115,762
Total current liabilities	468,017	484,865
Long-term debt, net	916,993	917,925
Operating lease liabilities—long-term	1,451,863	1,447,524
Deferred income taxes, net	35,702	35,454
Other long-term liabilities	97,975	106,860
Total liabilities	2,970,550	2,992,628
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, par value $0.01; 25,000 shares authorized; no shares issued and outstanding as of April 4, 2026 and January 3, 2026	—	—
Common stock, par value $0.01; 750,000 shares authorized; 118,428 shares issued and outstanding as of April 4, 2026 and 118,340 shares issued and outstanding as of January 3, 2026	1,184	1,183
Additional paid-in capital	843,711	841,301
Retained deficit	(372,451)	(82,619)
Accumulated other comprehensive loss	(1,351)	(4,603)
Total shareholders' equity	471,093	755,262
Total liabilities and shareholders' equity	$3,441,643	$3,747,890

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 4, 2026	March 29, 2025
Revenue	$672,522	$668,244
Costs and expenses:
Cost of services (excluding depreciation and impairment)	550,923	516,188
Depreciation and amortization	31,077	29,977
Selling, general, and administrative expenses	71,129	71,727
Impairment losses	291,475	1,510
Total costs and expenses	944,604	619,402
(Loss) income from operations	(272,082)	48,842
Interest expense	18,220	20,108
Interest income	(842)	(659)
Other expense, net	907	398
(Loss) income before income taxes	(290,367)	28,995
Income tax (benefit) expense	(535)	7,838
Net (loss) income	$(289,832)	$21,157
Other comprehensive (loss) income, net of tax:
Change in net gains (losses) on cash flow hedges	3,252	(4,407)
Total comprehensive (loss) income	$(286,580)	$16,750
Net (loss) income per common share:
Basic	$(2.45)	$0.18
Diluted	$(2.45)	$0.18
Weighted average number of common shares outstanding:
Basic	118,498	118,239
Diluted	118,498	118,321

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

(In thousands)

	Three Months Ended April 4, 2026
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Equity
Balance as of January 3, 2026	118,340	$1,183	$841,301	$(82,619)	$(4,603)	$755,262
Issuance of common stock upon settlement of restricted stock units	131	1	(1)			—
Common stock withheld for taxes in net settlement of restricted stock units	(43)	—	(97)			(97)
Stock-based compensation			2,508			2,508
Other comprehensive income, net of tax					3,252	3,252
Net loss				(289,832)		(289,832)
Balance as of April 4, 2026	118,428	$1,184	$843,711	$(372,451)	$(1,351)	$471,093

	Three Months Ended March 29, 2025
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholders'
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Equity
Balance as of December 28, 2024	117,985	$1,180	$830,369	$30,261	$2,699	$864,509
Issuance of common stock upon settlement of restricted stock units	33	—	—			—
Common stock withheld for taxes in net settlement of restricted stock units	(12)	—	(224)			(224)
Stock-based compensation			3,848			3,848
Other comprehensive loss, net of tax					(4,407)	(4,407)
Net income				21,157		21,157
Balance as of March 29, 2025	118,006	$1,180	$833,993	$51,418	$(1,708)	$884,883

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Operating activities:
Net (loss) income	$(289,832)	$21,157
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	31,077	29,977
Impairment losses	291,475	1,510
Change in deferred taxes	(883)	(2,339)
Amortization of debt issuance costs	1,473	1,569
Stock-based compensation	2,508	3,848
Realized and unrealized losses from investments held in deferred compensation asset trusts	1,292	671
Gain on disposal of property and equipment	—	(167)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	11,741	8,455
Prepaid expenses and other current assets	1,955	(10,320)
Other assets	346	5,819
Accounts payable and accrued liabilities	(6,190)	28,141
Leases	1,193	1,405
Deferred revenue	822	4,251
Other current liabilities	(9,352)	13,584
Other long-term liabilities	(6,567)	(8,998)
Related party payables	—	(119)
Cash provided by operating activities	31,058	98,444
Investing activities:
Purchases of property and equipment	(29,986)	(23,360)
Payments for acquisitions, net of cash acquired	(540)	(6,071)
Proceeds from the disposal of property and equipment	—	167
Investments in deferred compensation asset trusts	(1,977)	(2,179)
Proceeds from deferred compensation asset trust redemptions	3,852	3,055
Cash used in investing activities	(28,651)	(28,388)
Financing activities:
Payments of deferred offering costs	—	(275)
Principal payments of long-term debt	(2,405)	—
Payments of debt issuance costs	—	(181)
Repayments of promissory notes	(78)	(81)
Payments of financing lease obligations	(252)	(336)
Tax payments related to net settlement of restricted stock units	(97)	(224)
Cash used in financing activities	(2,832)	(1,097)
Net change in cash, cash equivalents, and restricted cash	(425)	68,959
Cash, cash equivalents, and restricted cash at beginning of period	133,299	62,430
Cash, cash equivalents, and restricted cash at end of period	$132,874	$131,389

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(In thousands)

	Three Months Ended
	April 4, 2026	March 29, 2025
Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$132,874	$131,294
Restricted cash included within other assets	—	95
Total cash, cash equivalents, and restricted cash at end of period	$132,874	$131,389
Supplemental cash flow information:
Cash paid for interest	$17,181	$18,998
Cash paid for income taxes, net of refunds	332	193
Cash paid for amounts included in the measurement of operating lease liabilities	78,009	72,159
Non-cash operating activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$49,113	$48,523
Deferred cloud computing implementation costs included in accounts payable	126	1,676
Non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued liabilities	$8,734	$9,004
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	—	82
Reductions to finance lease right-of-use assets resulting from reductions to finance lease liabilities	—	1,261
Contingent consideration and holdbacks payable for acquisitions	60	1,200

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

Community-Based and Employer-Sponsored Early Childhood Education and Care—The Company provides early childhood education and care services, as well as back-up care, primarily marketed under the names KinderCare Learning Centers and Crème School. Additionally, the Company partners with employer sponsors under a variety of arrangements such as discounted rent, enrollment guarantees, or an arrangement whereby the center is managed by the Company in return for a management fee. As of April 4, 2026, the Company provided community-based and employer-sponsored early childhood education and care services through 1,606 centers with a licensed capacity of 215,371 children in 40 states and the District of Columbia.

Before- and After-School Educational Services—The Company provides before- and after-school educational services for preschool and school-age children under the name Champions. As of April 4, 2026, Champions offered educational services through 1,159 sites in 29 states and the District of Columbia. These sites primarily operate at elementary school facilities.

Basis of Presentation—The unaudited condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete annual financial statements. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with GAAP, have been condensed or omitted pursuant to those rules and regulations.

The unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended April 4, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2027 or for any other future annual or interim period.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K filed with the SEC on March 13, 2026. Capitalized terms not defined herein shall have the meaning set forth in the audited consolidated financial statements and notes thereto.

There have been no changes to the significant accounting policies described in the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements—In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient when applying the guidance in Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted this guidance during the first quarter of the fiscal year ending January 2, 2027, using the prospective method of adoption. In estimating expected credit losses, the Company has elected the practical expedient under ASU 2025-05 to assume that current economic conditions, as of the balance sheet date, will not change for the remaining life of the current accounts receivable. The adoption of this accounting pronouncement did not have a material impact on the Company’s unaudited condensed consolidated interim financial statements as the Company's allowance for credit losses was not material as of April 4, 2026.

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

In September 2025, the FASB, issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, by removing all references to software development project stages so that the guidance is neutral to different software development methods. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, and may be applied prospectively, retrospectively, or with a modified transition approach based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is in the process of determining the impact this rule will have on the consolidated financial statements.

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

2.
GOVERNMENT ASSISTANCE

The Company receives government assistance from various governmental entities to support the operations of its early childhood education and care centers and before- and after-school sites, which is comprised of both assistance relating to income (“Income Grants”) and capital projects. Income Grants consist primarily of funds received for reimbursement of food costs, teacher compensation, and classroom supplies, and in certain cases, as incremental revenue. Refer to Note 1, Organization and Summary of Significant Accounting Policies, and Note 2, Government Assistance, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K for further information regarding the Company's government assistance policy and disclosures related to all forms of government assistance received.

A portion of the Company's food costs are reimbursed through the federal Child and Adult Care Food Program. The program is operated by states to partially or fully offset the cost of food for children that meet certain criteria. The Company recognized food subsidies of $12.1 million during both the three months ended April 4, 2026 and March 29, 2025 offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Company receives grant funding from various governmental programs and agencies for expenses including teacher compensation, classroom supplies, and other center operating costs, of which a portion is incurred incrementally in accordance with certain grant requirements. Grants of $11.6 million and $14.5 million during the three months ended April 4, 2026 and March 29, 2025, respectively, were recognized as reimbursements offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Grants receivable are recognized for grants that meet the Company's recognition criteria but have not yet been received, while deferred grants represent amounts received that do not yet meet such criteria. There were no grants receivable as of April 4, 2026, and as of January 3, 2026, the Company recorded $0.3 million in grants receivable within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. As of April 4, 2026 and January 3, 2026, the Company recorded $7.4 million and $8.5 million in deferred grants, respectively, within other current liabilities on the unaudited condensed consolidated balance sheets.

COVID-19 Related Stimulus

The Employee Retention Credit (“ERC”), established by the Coronavirus Aid, Relief and Economic Security Act, extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 30, 2023, the Company received reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. As of both April 4, 2026 and January 3, 2026, total deferred ERC liabilities of $12.3 million was recorded in other long-term liabilities on the unaudited condensed consolidated balance sheets. Additionally, as of both April 4, 2026 and January 3, 2026, the Company has $3.4 million in ERC receivables recorded in other assets on the unaudited condensed consolidated balance sheets as there is reasonable assurance these reimbursements will be received. Refer to Note 2, Government Assistance, and Note 20, Income Taxes, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's annual report on form 10-K for further information regarding the ERC.

3.
REVENUE RECOGNITION

Contract Balances

Deferred revenue is recorded when payments are received or due in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. Payment from parents for tuition is typically received in advance on a weekly or monthly basis, in which case the revenue is deferred and recognized as the performance obligation is satisfied. Tuition that is supplemented or paid by government agencies or employer sponsors is typically received subsequent to when the child care services have been rendered and the performance obligation has been satisfied. Deferred revenue on the unaudited condensed consolidated balance sheets may fluctuate across reporting periods due to the timing of period ends and calendar holidays relative to the Company's billing cycle, as well as seasonal enrollment patterns. As the Company has an unconditional right to consideration upon satisfying its performance obligations, no contract assets are recognized. During the three months ended April 4, 2026, $48.6 million was recognized as revenue related to the deferred revenue balance recorded as of January 3, 2026. During the three months ended March 29, 2025, $26.0 million was recognized as revenue related to the deferred revenue balance recorded as of December 28, 2024.

The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are expensed as incurred in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Disaggregation of Revenue

The following table disaggregates total revenue between education centers and school sites (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Early childhood education centers	$610,171	$615,007
Before- and after-school sites	62,351	53,237
Total revenue	$672,522	$668,244

Revenue generated from families whose tuition is partially or fully subsidized by amounts received from government agencies was $234.3 million and $240.1 million during the three months ended April 4, 2026 and March 29, 2025, respectively.

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

4.
GOODWILL

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 3, 2026	$964,829
Additions from acquisitions	600
Impairment	(273,529)
Balance as of April 4, 2026	$691,900

The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if impairment indicators exist. During the three months ended April 4, 2026, the Company’s market capitalization deteriorated due to a decline in stock price as a result of continued market uncertainty. The Company considered this to be an impairment indicator for goodwill.

After considering the various approaches to the goodwill impairment test, the Company used the market approach based on market capitalization and determined the fair value of the early childhood education centers reporting unit did not exceed its carrying value, resulting in an impairment to the reporting unit. The excess of the reporting unit’s carrying value over its fair value of $273.5 million was recognized as an impairment to goodwill within impairment losses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income during the three months ended April 4, 2026. No goodwill impairment was recognized during the three months ended March 29, 2025. As of April 4, 2026, the adjusted balance of goodwill related to the early childhood education centers reporting unit was $644.5 million. The before- and after-school reporting unit had an estimated fair value that substantially exceeded its carrying value, resulting in no impairment to the reporting unit. As of April 4, 2026 and January 3, 2026, goodwill recorded on the unaudited condensed consolidated balance sheets is net of accumulated impairment losses of $451.5 million and $178.0 million, respectively.

Adverse changes in the Company’s market capitalization as well as changes in key assumptions, including higher discount rates or weaker operating results, could result in impairment in future periods, which could be material to the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Refer to Note 8, Fair Value Measurements, for further information regarding the inputs utilized in the estimation of reporting unit fair value.

5.
LEASES

Right-of-use (“ROU”) assets and lease liabilities balances were as follows (in thousands):

	April 4, 2026	January 3, 2026
Assets:
Operating lease right-of-use assets	$1,501,223	$1,500,786
Finance lease right-of-use assets	3,139	3,394
Total lease right-of-use assets	$1,504,362	$1,504,180
Liabilities—current:
Operating lease liabilities	$149,753	$146,594
Finance lease liabilities	1,030	1,022
Total current lease liabilities	150,783	147,616
Liabilities—long-term:
Operating lease liabilities	1,451,863	1,447,524
Finance lease liabilities	2,481	2,741
Total long-term lease liabilities	1,454,344	1,450,265
Total lease liabilities	$1,605,127	$1,597,881

Finance lease ROU assets are included in other assets and finance lease liabilities are included in other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 8, Fair Value Measurements, for information regarding impairment of ROU assets.

Lease Expense

The components of lease expense were as follows (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Lease expense:
Operating lease expense	$78,182	$73,090
Finance lease expense:
Amortization of right-of-use assets	255	350
Interest on lease liabilities	78	94
Short-term lease expense	2,482	2,775
Variable lease expense	21,823	17,970
Total lease expense	$102,820	$94,279

Other Information

The weighted average remaining lease term and the weighted average discount rate were as follows:

	April 4, 2026	January 3, 2026
Weighted average remaining lease term (in years) (Operating)	9	9
Weighted average remaining lease term (in years) (Finance)	4	5
Weighted average discount rate (Operating)	9.1%	9.2%
Weighted average discount rate (Finance)	8.5%	8.6%

Maturity of Lease Liabilities

The following table summarizes the maturity of lease liabilities as of April 4, 2026 (in thousands):

	Finance Leases	Operating Leases	Total Leases
Remainder of 2026	$967	$209,989	$210,956
2027	1,220	302,378	303,598
2028	694	283,235	283,929
2029	418	263,387	263,805
2030	388	244,506	244,894
Thereafter	410	1,057,374	1,057,784
Total lease payments	4,097	2,360,869	2,364,966
Less imputed interest	586	759,253	759,839
Present value of lease liabilities	3,511	1,601,616	1,605,127
Less current portion of lease liabilities	1,030	149,753	150,783
Long-term lease liabilities	$2,481	$1,451,863	$1,454,344

As of April 4, 2026, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $198.2 million. The leases are expected to commence between 2026 and 2027 and have initial lease terms of approximately 15 years.

The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are estimated using key inputs such as credit ratings, base rates, and spreads, which considered the rates on the Company's first lien term loan.

6.
LONG-TERM DEBT

Long-term debt included the following (in thousands):

	April 4, 2026	January 3, 2026
First lien term loans	$954,748	$957,153
Debt issuance costs, net	(28,135)	(29,608)
Total debt	926,613	927,545
Current portion of long-term debt	(9,620)	(9,620)
Long-term debt, net	$916,993	$917,925

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

All obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions. The Company's financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio. The First Lien Term Loan Facility net leverage ratio is required to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding under the First Lien Revolving Credit Facility, excluding all letters of credit, exceeds 35% of total revolving commitments on such date. Nonfinancial loan covenants restrict the Company’s ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates. As of April 4, 2026, the Company was in compliance with the covenants of the Credit Agreement.

An annual calculation of excess cash flows determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments.

As of both April 4, 2026 and January 3, 2026, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility and had an available borrowing capacity of $189.7 million after giving effect to the outstanding letters of credit under the Credit Agreement of $72.8 million.

No debt issuance costs were incurred during the three months ended April 4, 2026. The Company capitalized original issue discount and debt issuance costs of $0.2 million during the three months ended March 29, 2025, related to the February 2025 amendment to the Credit Agreement. These costs are being amortized over the terms of the related debt instruments and amortization expense is included within interest expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Company did not incur any gain or loss on extinguishment of debt during the three months ended April 4, 2026 and March 29, 2025, respectively.

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

Future principal payments on long-term debt for the remaining fiscal year ending January 2, 2027 and for the fiscal years thereafter are as follows (in thousands):

Remainder of 2026	$7,215
2027	9,620
2028	9,620
2029	7,215
2030	921,078
$954,748

Other Credit Facilities—In February 2024, the Company entered into a credit facilities agreement (the “LOC Agreement”) which allows for $20.0 million in letters of credit to be issued. The Company pays certain fees under the LOC Agreement, including fees on the outstanding balance of letters of credit at a rate of 5.95% per annum and fees on the unused portion of letters of credit at a rate of 0.25% per annum. Fees on the letters of credit are payable in arrears on the last business day of each March, June, September, and December. The LOC Agreement matures in December 2026. The Company had $20.0 million outstanding letters of credit under the LOC Agreement as of April 4, 2026 and January 3, 2026.

7.
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

Cash Flow Hedges—For interest rate derivative contracts that are designated and qualify as cash flow hedges, unrealized gains or losses resulting from changes in fair value of the derivative contracts are reported as a component of other comprehensive income or loss, inclusive of the related income tax effects, within the consolidated statements of operation and comprehensive (loss) income. Gains and losses are reclassified into interest expense when realized, with the related income tax effects reclassified into income tax (benefit) expense, during the same period in which interest expense is recognized on the hedged item, the First Lien Term Loan Facility. The Company classifies the cash flows at settlement from these designated cash flow hedges in the same category as the cash flows from the related hedged items within the cash provided by operations component of the unaudited condensed consolidated statements of cash flows.

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

As of April 4, 2026, the Company's derivatives are considered highly effective. The Company estimates that $1.3 million, before income taxes, of deferred losses recognized within accumulated other comprehensive (loss) income as of April 4, 2026 will be reclassified as an increase in interest expense within the next 12 months. Actual amounts reclassified into net (loss) income during the next 12 months are dependent on changes in the three-month SOFR.

The following tables present the amounts affecting the unaudited condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
	Gain (Loss) Recognized in Other Comprehensive (Loss) Income	Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Earnings	Total Effect on Other Comprehensive (Loss) Income
Three Months Ended April 4, 2026
Interest rate derivative contracts	$3,987	$396	$4,383
Income tax effect	(1,029)	(102)	(1,131)
Net of income taxes	$2,958	$294	$3,252

Three Months Ended March 29, 2025
Interest rate derivative contracts	$(4,993)	$(948)	$(5,941)
Income tax effect	1,289	245	1,534
Net of income taxes	$(3,704)	$(703)	$(4,407)

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

Investments held for the Deferred Compensation Plan—The Company records the fair value of the investments and cash and cash equivalents held for the deferred compensation plan in other assets on the unaudited condensed consolidated balance sheets. The carrying value of cash and cash equivalents held in the fund approximates fair value, and the amounts were not material as of April 4, 2026 and January 3, 2026. The investments held in the plan consist of mutual funds and money market funds with fair values that can be corroborated by prices for identical assets and therefore are classified as Level 1 investments under the fair value hierarchy.

The following tables summarize the composition of the underlying investments in the Company's deferred compensation plan trust assets, excluding cash and cash equivalents (in thousands):

		Fair Value Measurements Using
	Balance as of April 4, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$2,367	$2,367	$—	$—
Mutual Funds	38,533	38,533	—	—
	$40,900	$40,900	$—	$—

		Fair Value Measurements Using
	Balance as of January 3, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,733	$6,733	$—	$—
Mutual Funds	37,389	37,389	—	—
	$44,122	$44,122	$—	$—

Goodwill and Long-Lived Assets—Fair value assessments of the reporting units utilized within the goodwill impairment test are considered Level 3 measurements due to the significance of unobservable inputs developed using Company specific information. Specifically, during the three months ended April 4, 2026, the market approach utilized for the quantitative goodwill impairment test incorporated Level 3 inputs including the application of a control premium, which is estimated using expected synergies that would be realized by a hypothetical buyer.

During both the three months ended April 4, 2026 and March 29, 2025, triggering events at specific center asset groups related to property and equipment and lease ROU assets occurred due to reduced cash flow projections over the remaining lease term or asset useful lives, as applicable, due to lower-than-expected center sales performance and centers identified for closure. The Company identified specific center asset groups in the initial recoverability test that had carrying values in excess of the estimated undiscounted future cash flows. For those center asset groups, a fair value assessment was performed using the discounted cash flow (“DCF”) method under the income approach and impairments of property and equipment and lease ROU assets were recognized. Fair value assessments performed for long-lived assets are considered a Level 3 measurement as the Company typically estimates fair value of the asset group using the DCF method under the income approach which is based on unobservable inputs including future cash flow projections, market-based inputs including as-is market rents, and discount rate assumptions, as appropriate.

The following table presents the amount of impairment expense of goodwill and long-lived assets (in thousands):

	Three Months Ended
	April 4, 2026	March 29, 2025
Impairment of goodwill	$273,529	$—
Impairment of property and equipment	12,078	1,449
Impairment of lease right-of-use assets	5,868	61
Total impairment losses	$291,475	$1,510

Refer to Note 4, Goodwill, and Note 5, Leases, for additional information regarding the Company's Goodwill and ROU assets.

Derivative Financial Instruments—The Company's derivative financial instruments include interest rate derivative contracts. The fair value of derivative financial instruments is determined using observable market inputs such as quoted prices for similar instruments, forward pricing curves, and interest rates, and considers nonperformance risk of the Company and its counterparties, and as such, derivative financial instruments are classified as Level 2. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contracts. The Company elects to record its derivative financial instruments at net fair value on the unaudited condensed consolidated balance sheets. As of April 4, 2026 and January 3, 2026, interest rate derivatives of $1.3 million and $3.6 million, respectively, were recorded in other current liabilities and $0.6 million and $2.6 million, respectively, were recorded in other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 7, Risk Management and Derivatives, for additional information regarding the Company’s derivative financial instruments.

Long-Term Debt—The Company records long-term debt on the unaudited condensed consolidated balance sheets net of unamortized issuance costs. The estimated fair value of first lien term loans was $850.9 million as of April 4, 2026 and $938.0 million as of January 3, 2026, and is based on mid-point prices, or prices for similar instruments from active markets, on the balance sheet date. Judgment is required to develop these estimates, and as such, the first lien term loan and the first lien revolving credit facility are classified as Level 2. Refer to Note 6, Long-term Debt, for additional information regarding the Company's long-term debt.

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

9.
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income, net of tax, are comprised of unrealized gains and losses on cash flow hedging instruments, and were as follows (in thousands):

Balance as of January 3, 2026	$(4,603)
Other comprehensive gains before reclassifications	2,958
Reclassifications to net (loss) income of previously deferred losses	294
Balance as of April 4, 2026	$(1,351)

Balance as of December 28, 2024	$2,699
Other comprehensive losses before reclassifications	(3,704)
Reclassifications to net (loss) income of previously deferred gains	(703)
Balance as of March 29, 2025	$(1,708)

10.
STOCK-BASED COMPENSATION

2022 Incentive Award Plan—The 2022 Incentive Award Plan (“2022 Plan”), provides for the issuance of share-based awards, including stock options and restricted stock units (“RSUs”). Originally, the 2022 Plan reserved 15.7 million shares of common stock for awards. Pursuant to the evergreen provisions of the 2022 Plan effective the first day of each calendar year beginning January 1, 2026, the number of shares reserved for the 2022 Plan will be increased unless otherwise determined by the Company’s Board. Under this provision for the calendar year beginning January 1, 2026, the number of shares of the Company’s common stock reserved for awards under the 2022 Plan increased by 4.7 million shares, which was ratified by the Company's Board on March 11, 2026. Refer to Note 17, Shareholders' Equity and Stock-based Compensation, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K for additional detail on the terms of the 2022 Plan.

Under the 2022 Plan, the Company granted 3.5 million stock options with an exercise price of $1.84 at a weighted average grant date fair value of $1.09 per stock option as well as 2.4 million RSUs at a weighted average grant date fair value of $1.84 per RSU during the three months ended April 4, 2026. Awards granted to employees during the three months ended April 4, 2026 have a service-based vesting condition for which the awards vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years, subject to the retirement eligibility of individual holders, and stock options have either a fixed 5-year or 10-year terms for exercise.

Stock-based Compensation Expense—Total stock-based compensation expense for all stock-based compensation awards was $2.5 million and $4.1 million during the three months ended April 4, 2026 and March 29, 2025, respectively, and was recognized in selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. As of April 4, 2026, the total unrecognized stock-based compensation expense for stock options and RSUs, net of estimated forfeitures, was $14.1 million, which will be recognized over the remaining weighted average period of 3.5 years.

11.
NET (LOSS) INCOME PER COMMON SHARE

The reconciliations of basic and diluted net (loss) income per common share for the three months ended April 4, 2026 and March 29, 2025 are set forth in the table below (in thousands, except per share data):

	Three Months Ended
	April 4, 2026	March 29, 2025
Net (loss) income available to common shareholders, basic and diluted	$(289,832)	$21,157
Weighted average number of common shares outstanding, basic	118,498	118,239
Effect of dilutive securities	—	82
Weighted average number of common shares outstanding, diluted	118,498	118,321
Net (loss) income per common share:
Basic	$(2.45)	$0.18
Diluted	$(2.45)	$0.18

During the three months ended April 4, 2026, 5.4 million shares of common stock from stock options and 2.8 million from RSUs were excluded from the calculation of diluted net (loss) income per common share as their effect was anti-dilutive due to a net loss available to common shareholders. During the three months ended March 29, 2025, 2.5 million shares of common stock from stock options and 0.2 million from RSUs were excluded from the calculation of diluted net (loss) income per common share as their effect was anti-dilutive.

12.
INCOME TAXES

The Company’s effective tax rates were 0.2% and 27.0% for the three months ended April 4, 2026 and March 29, 2025, respectively. Compared to the statutory rate, the difference in the effective tax rate for the three months ended April 4, 2026 was primarily due to nondeductible goodwill impairment, partially offset by state and local taxes. The effective tax rate for the three months ended March 29, 2025 was primarily driven by state and local taxes, nondeductible compensation and fringe benefit expenses, as well as changes in uncertain tax reserves.

The Company considers all available positive and negative evidence when assessing the carrying amount of its deferred tax assets. Evidence includes the anticipated impact on future taxable income arising from the reversal of temporary differences, actual operating results for the trailing twelve quarters, the ongoing assessment of financial performance, and available tax planning strategies, if any, that management considers prudent and feasible. No valuation allowance was required as of April 4, 2026 and January 3, 2026. The Company will continue to reassess the carrying amount of its deferred tax assets.

The Company is no longer subject to examination by tax authorities for years before 2022.

13.
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

The Company reexamines its estimates of probable liabilities and insurance receivables at least quarterly and, where appropriate, makes adjustments to its reasonably estimated losses and accruals to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s condensed consolidated financial statements for the legal proceedings against the Company may change over time.

Refer to Note 1, Organization and Summary of Significant Accounting Policies, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K for additional information on the Company’s self-insurance obligations and related insurance receivables. The Company believes the resolution of pending legal matters will not have a material effect on the Company’s condensed consolidated financial statements.

Settlement of General Liability Claim

In February 2024, an action was commenced against the Company for damages for personal injuries. On February 19, 2026, the Company and the plaintiffs entered into a memorandum of agreement relating to the settlement of this matter. The settlement is expected to be finalized and the case dismissed with prejudice in the second quarter of the fiscal year ending January 2, 2027. As of both April 4, 2026, and January 3, 2026, the Company accrued $50.0 million in self-insurance obligations related to this matter within other current liabilities on the condensed consolidated balance sheets, which reflects the amount of the agreed-upon settlement. Additionally, the Company recorded insurance receivables of $49.7 million within prepaid expenses and other current assets on the condensed consolidated balance sheets, which represents recoveries considered probable from purchased insurance coverage.

Securities Class Action and Derivative Claim

On August 12, 2025, a purported Company stockholder filed a securities class action complaint in the United States District Court for the District of Oregon against the Company, Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, and Preston Grasty (collectively, the "KinderCare Defendants"), each of whom were officers or directors at the time of the Company's initial public offering ("IPO"), Partners Group Holding AG, the Company's majority stockholder, and the representatives of the underwriters in the Company's IPO, Goldman Sachs & Co LLC, Morgan Stanley & Co LLC, Barclays Capital Inc., and UBS Securities LLC. A consolidated complaint was filed on February 6, 2026 alleging that defendants violated Sections 11, 15, and 12(a)(2) of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, and costs on behalf of purchasers and/or acquirers of common stock issued in the IPO, as well as unspecified equitable relief. On April 7, 2026, the KinderCare Defendants filed a Motion to Dismiss the complaint for failure to state a claim. The Company intends to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

On March 24, 2026, a purported Company stockholder filed a derivative complaint in the United States District Court for the District of Oregon against Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, and Preston Grasty. The complaint, filed derivatively on behalf of the Company, alleges breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of federal securities laws. The plaintiff seeks, among other relief, damages on behalf of the Company, corporate governance reforms, restitution, and attorneys’ fees and costs. This proceeding has been stayed pending a ruling on the Motion to Dismiss filing in the securities class action noted above. The Company intends to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

14.
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

As a single reportable segment entity, the GAAP measure utilized by the CODM to assess performance and allocate resources is the Company's consolidated net (loss) income. For example, the CODM uses consolidated net (loss) income to monitor budget versus actual results, make decisions on capital investments, as well as to measure market competition and achievement of Company strategic objectives. Consolidated revenue, significant segment expenses, and net (loss) income are reported on the unaudited condensed consolidated statements of operations and comprehensive (loss) income and the measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets. The accounting policies of the consolidated Company segment are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K.

15.
SUBSEQUENT EVENTS

On April 8, 2026, the Company's subsidiary, KinderCare Education LLC, entered into a Fifth Amendment (the "Fifth Amendment") to the Master Lease Agreement with landlord KCP RE LLC (the "Landlord") dated August 1, 2015, as amended (the "Lease"), which impacts 545 center sites. The Fifth Amendment is not effective and will not be effective until the day following the date of Landlord's repayment and release of the existing mortgage loan covering the sites, which will depend upon the Landlord's refinancing of such mortgage loan. There can be no assurance that the Fifth Amendment will become effective or will be effective on the terms reflected in the Fifth Amendment. If the Fifth Amendment becomes effective, the lease terms for certain centers under the Master Lease Agreement will be extended by approximately three to nine years, and total minimum lease payments will increase by approximately $600 million over the amended lease terms. The Company expects to account for the Fifth Amendment as a lease modification and is in the process of determining the impact this Fifth Amendment will have on the consolidated financial statements, when and if the Fifth Amendment becomes effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and notes thereto for the three months ended April 4, 2026 and March 29, 2025 included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

KinderCare Learning Companies, Inc. (“the Company,” “we,” “us,” and “our”) is a leading provider of high-quality early childhood education (“ECE”) in the United States. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of 1,606 early childhood education centers with center capacity for 215,371 children and 1,159 before- and after-school sites located in 41 states and the District of Columbia as of April 4, 2026.

Key Performance Metrics

Total centers and sites

We measure and track the number of centers and sites because, as our number of centers and sites change, it highlights our geographic footprint and potential growth in revenue. We believe this information is useful to investors as an indicator of opportunity for revenue growth and operational expansion and can be used to measure and track our performance over time. We define the number of centers and sites as the number of centers and sites at the beginning of the period plus openings and acquisitions, minus any permanent closures for the period. A permanently closed center or site is a center or site that has ceased operations as of the end of the reporting period that management does not intend on reopening. During the three months ended June 28, 2025, management updated the definition of total before- and after-school sites to include sites that are temporarily closed as a result of the summer season to more accurately reflect the total sites that were operating during the year. Prior periods presented were adjusted to reflect the updated definition for comparative purposes.

	April 4,	January 3,	March 29,	December 28,
	2026	2026	2025	2024
Early childhood education centers	1,606	1,601	1,582	1,574
Before- and after-school sites	1,159	1,153	1,038	1,025
Total centers and sites	2,765	2,754	2,620	2,599

As of April 4, 2026, we operated 1,606 early childhood education centers with a center capacity for 215,371 children as compared to 1,582 early childhood education centers as of March 29, 2025, with a center capacity for 211,767 children. During the three months ended April 4, 2026, total centers increased by five due to opening three centers and acquiring two centers. During the three months ended March 29, 2025, total centers increased by eight due to both acquiring and opening five centers, partially offset by two permanent center closures.

As of April 4, 2026, we operated 1,159 before- and after-school sites, an increase of 121 sites from 1,038 before- and after-school sites as of March 29, 2025. Total before- and after-school sites increased by six during the three months ended April 4, 2026 due to opening 17 sites, partially offset by 11 permanent site closures. Total before- and after-school sites increased by 13 during the three months ended March 29, 2025 due to opening 19 sites, partially offset by six permanent site closures.

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

	Three Months Ended
	April 4,	March 29,
	2026	2025
Average weekly ECE FTEs	139,782	144,076

Average weekly ECE FTEs for the three months ended April 4, 2026 decreased by 4,294, or 3.0%, as compared to the three months ended March 29, 2025 primarily due to lower FTEs at same-centers, partially offset by FTEs at new and acquired centers.

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

	Three Months Ended
	April 4,	March 29,
	2026	2025
ECE same-center occupancy	66.0%	69.1%

ECE same-center occupancy decreased by 310 basis points for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025 primarily due to lower enrollment.

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

	Three Months Ended
	April 4,	March 29,
	2026	2025
ECE same-center revenue	$599,002	$606,357

ECE same-center revenue decreased by $7.4 million, or 1.2%, for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. ECE same-center revenue decrease of $15.4 million was driven by centers that were classified as same-centers as of both April 4, 2026 and March 29, 2025. This decrease was partially offset by $8.0 million in ECE same-center revenue growth driven by the net impact of new and acquired centers not yet classified as same-centers as of March 29, 2025 and center closures as of April 4, 2026.

Results of Operations

We operate as a single operating segment to reflect the way our chief operating decision maker reviews and assesses the performance of the business. Refer to Note 1 and Note 14 of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, and Note 1 and Note 23 of our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2026 for additional information regarding the Company's accounting policies and segment disclosures. The period-to-period comparisons below of financial results are not necessarily indicative of future results.

The following table sets forth our results of operations including as a percentage of revenue for the three months ended April 4, 2026 and March 29, 2025 (in thousands, except per share data and percentages):

	Three Months Ended
	April 4, 2026		March 29, 2025
Revenue	$672,522		$668,244
Costs and expenses:
Cost of services (excluding depreciation and impairment)	550,923	81.9%	516,188	77.2%
Depreciation and amortization	31,077	4.6%	29,977	4.5%
Selling, general, and administrative expenses	71,129	10.6%	71,727	10.7%
Impairment losses	291,475	43.3%	1,510	0.2%
Total costs and expenses	944,604	140.5%	619,402	92.7%
(Loss) income from operations	(272,082)	(40.5%)	48,842	7.3%
Interest expense	18,220	2.7%	20,108	3.0%
Interest income	(842)	(0.1%)	(659)	(0.1%)
Other expense, net	907	0.1%	398	0.1%
(Loss) income before income taxes	(290,367)	(43.2%)	28,995	4.3%
Income tax (benefit) expense	(535)	(0.1%)	7,838	1.2%
Net (loss) income	$(289,832)	(43.1%)	$21,157	3.2%
Net (loss) income per common share:
Basic	$(2.45)		$0.18
Diluted	$(2.45)		$0.18
Weighted average number of common shares outstanding:
Basic	118,498		118,239
Diluted	118,498		118,321

Comparison of the Three Months Ended April 4, 2026 and March 29, 2025

Revenue

	Three Months Ended		Change
	April 4, 2026	March 29, 2025	Amount	%
Early childhood education centers	$610,171	$615,007	$(4,836)	(0.8)%
Before- and after-school sites	62,351	53,237	9,114	17.1%
Total revenue	$672,522	$668,244	$4,278	0.6%

Total revenue increased by $4.3 million, or 0.6%, for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025.

Revenue from early childhood education centers decreased by $4.8 million, or 0.8%, for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. The decrease was driven from 3.0% lower enrollment, partially offset by 2.2% increase from higher tuition rates.

The $4.8 million decrease in early childhood education centers revenue for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025 was comprised of $7.4 million lower ECE same-center revenue, partially offset by $3.0 million higher revenue from new and acquired centers not yet classified as same centers.

Revenue from before- and after-school sites increased by $9.1 million, or 17.1%, for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025 primarily due to opening new sites and higher tuition rates.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $34.7 million, or 6.7%, for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. This increase was driven by $18.3 million higher food, supplies, utilities, and janitorial costs, partially due to operating more centers and sites, combined with an increase in marketing spend. Rent expense increased $8.2 million due to new and acquired centers and sites as well as contractual rent increases. The increase was also attributable to $4.8 million higher personnel costs due to increased wage rates. Lastly, cost reimbursements from government assistance was $3.4 million lower following the conclusion of certain COVID-19 stimulus funding.

Depreciation and amortization

Depreciation and amortization increased by $1.1 million, or 3.7%, for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. This increase was primarily driven by higher depreciation expense as a result of assets placed into service from new and acquired centers.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $0.6 million, or 0.8%, for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. This decrease was driven by lower stock-based compensation expense due to certain awards becoming fully vested in fiscal 2025 combined with the awards granted during the three months ended April 4, 2026 at a lower fair value than previously granted awards.

Impairment losses

Impairment losses increased by $290.0 million for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. This increase was driven by a $273.5 million goodwill impairment as a result of testing performed during the first quarter of fiscal 2026 triggered by the further deterioration in our market capitalization from a continued decline in our stock price. Additionally, impairment of long-lived assets increased by $16.5 million due to more centers with reduced cash flow projections as a result of lower operational performance and centers identified for closure during the three months ended April 4, 2026.

Interest expense

Interest expense decreased by $1.9 million, or 9.4%, for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. This decrease was primarily driven by lower interest rates on the First Lien Term Loan Facility as a result of the July 2025 repricing amendment and lower outstanding principal, partially offset by losses on interest rate derivative contracts reclassified into net loss during the three months ended April 4, 2026 compared to gains reclassified into net income during the three months ended March 29, 2025.

Interest income

Interest income remained relatively consistent for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025.

Other expense, net

Other expense, net remained relatively consistent for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025 and was primarily comprised of net changes in realized and unrealized losses from investments held in deferred compensation asset trusts.

Income tax (benefit) expense

Income taxes decreased $8.4 million to an income tax benefit for the three months ended April 4, 2026 as compared to income tax expense for the three months ended March 29, 2025. The effective tax rate was 0.2% for the three months ended April 4, 2026 as compared to 27.0% for the three months ended March 29, 2025. Compared to the statutory rate, the difference in the effective tax rate for the three months ended April 4, 2026 was primarily due to nondeductible goodwill impairment, partially offset by state and local taxes. The effective tax rate for the three months ended March 29, 2025, was primarily driven by state and local taxes, nondeductible compensation and fringe benefit expenses, as well as changes in uncertain tax reserves.

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
•
they do not reflect income tax (benefit) expense or the cash requirements for income tax liabilities;
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

EBIT, EBITDA, and Adjusted EBITDA

EBIT is defined as net (loss) income adjusted for interest and income tax (benefit) expense. EBITDA is defined as EBIT adjusted for depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for impairment losses, stock-based compensation, COVID-19 Related Stimulus, net, and other costs because these charges do not relate to the core operations of our business. We present EBIT, EBITDA, and adjusted EBITDA because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. We believe adjusted EBITDA is helpful to investors in highlighting trends in our core operating performance compared to other measures, which can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

The following table shows EBIT, EBITDA, and adjusted EBITDA for the periods presented, and the reconciliation to its most comparable GAAP measure, net (loss) income, for the periods presented (in thousands):

	Three Months Ended
	April 4,	March 29,
	2026	2025
Net (loss) income	$(289,832)	$21,157
Add back:
Interest expense	18,220	20,108
Interest income	(842)	(659)
Income tax (benefit) expense	(535)	7,838
EBIT	$(272,989)	$48,444
Add back:
Depreciation and amortization	31,077	29,977
EBITDA	$(241,912)	$78,421
Add back:
Impairment losses (1)	291,475	1,510
Stock-based compensation (2)	2,508	4,073
COVID-19 Related Stimulus, net (3)	—	(663)
Other costs (4)	—	210
Adjusted EBITDA	$52,071	$83,551

Adjusted net income and adjusted net income per common share

Adjusted net income is defined as net (loss) income adjusted for income tax (benefit) expense, amortization of intangible assets, impairment losses, stock-based compensation, COVID-19 Related Stimulus, net, other costs, and non-GAAP income tax expense because these charges do not relate to the core operations of our business. Adjusted net income per common share is defined as the amount of adjusted net income per weighted average number of common shares outstanding. We present adjusted net income and adjusted net income per common share because we consider them to be important measures used to evaluate our operating performance internally. We believe the use of adjusted net income and adjusted net income per common share provides investors with consistency in the evaluation of the Company as they offer a meaningful comparison of past, present, and future operating results, as well as more useful financial comparisons to our peers. We believe these supplemental measures can be used to assess the financial performance of our business without regard to certain costs that are not representative of our continuing operations.

The following table shows adjusted net income and adjusted net income per common share for the periods presented and the reconciliation to the most comparable GAAP measure, net (loss) income and net (loss) income per common share, respectively, for the periods presented (in thousands, except per share data):

	Three Months Ended
	April 4,	March 29,
	2026	2025
Net (loss) income	$(289,832)	$21,157
Income tax (benefit) expense	(535)	7,838
Net (loss) income before income tax	$(290,367)	$28,995
Add back:
Amortization of intangible assets	2,074	2,309
Impairment losses (1)	291,475	1,510
Stock-based compensation (2)	2,508	4,073
COVID-19 Related Stimulus, net (3)	—	(663)
Other costs (4)	—	210
Adjusted income before income tax	5,690	36,434
Adjusted income tax expense (5)	1,469	9,404
Adjusted net income	$4,221	$27,030
Net (loss) income per common share:
Basic	$(2.45)	$0.18
Diluted	$(2.45)	$0.18
Adjusted net income per common share:
Basic	$0.04	$0.23
Diluted	$0.04	$0.23
Weighted average number of common shares outstanding:
Basic	118,498	118,239
Diluted	118,498	118,321

Explanation of add backs:

(1)
Represents impairment charges for goodwill and long-lived assets. Goodwill impairment recognized during the three months ended April 4, 2026 was $273.5 million and was driven by the further deterioration in our market capitalization from a continued decline in our stock price. Impairments of long-lived assets for the periods presented was a result of reduced operating performance at certain centers due to the impact of changing demographics in certain locations in which we operate and current macroeconomic conditions on our overall operations, as well as centers closed or identified for closure. Refer to Note 4 of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q for further information on our goodwill impairment analysis.
(2)
Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, Compensation: Stock Compensation.
(3)
Includes expense reimbursements and revenue arising from the COVID-19 pandemic, net of pass-through expenses incurred as a result of certain grant requirements. We recognized $0.7 million during the three months ended March 29, 2025 in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment).
(4)
Includes certain professional fees incurred for both contemplated and completed debt and equity transactions. For the three months ended March 29, 2025, other costs include $0.2 million in costs related to our IPO. These costs represent items management believes are not indicative of core operating performance.
(5)
Includes the tax effect of the non-GAAP adjustments, calculated using the appropriate federal and state statutory tax rate and the applicable tax treatment for each adjustment. The non-GAAP tax rate was 25.8% for the three months ended April 4, 2026 and March 29, 2025. Our statutory rate is re-evaluated at least annually.

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

We expect to continue to meet our liquidity requirements for at least the next 12 months under current operating conditions with cash generated from operations, cash on hand, and to the extent necessary and available, through borrowings under the Credit Agreement. If the need arises for additional expenditures, we may seek additional funding. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026. In the future, we may attempt to raise additional capital through the sale of equity securities or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. We cannot provide assurance that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Debt facilities

As of April 4, 2026, our Credit Agreement consists of a $962.0 million First Lien Term Loan Facility and a $262.5 million First Lien Revolving Credit Facility.

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

As of April 4, 2026, there were no outstanding borrowings under the First Lien Revolving Credit Facility and we had an available borrowing capacity of $189.7 million after giving effect to the outstanding letters of credit under the Credit Agreement of $72.8 million.

The interest rates effective as of April 4, 2026 were 6.45% on the First Lien Term Loan Facility, 2.00% on outstanding letters of credit in addition to a 0.125% fronting fee, and 0.25% on the unused portion of the First Lien Revolving Credit Facility.

The weighted average interest rate during the three months ended April 4, 2026 for the First Lien Term Loan Facility was 6.42%.

All obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions.

Under the Credit Agreement, the financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio (as defined in the Credit Agreement) to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding on the First Lien Revolving Credit Facility (excluding all letters of credit) exceeds 35% of total revolving commitments on such date. As this threshold was not met as of April 4, 2026, the quarterly maximum First Lien Term Loan Facility net leverage ratio financial covenant was not in effect. Nonfinancial loan covenants restrict our ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates.

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

As of April 4, 2026, we were in compliance with all covenants of the Credit Agreement.

In February 2024, we entered into a credit facilities agreement, dated as of February 1, 2024, which allows for $20.0 million in letters of credit to be issued (“LOC Agreement”). We pay an interest rate of 5.95% on any outstanding balance and 0.25% on any unused portion. The LOC Agreement matures in December 2026. As of April 4, 2026, there were $20.0 million outstanding letters of credit under the LOC Agreement.

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Refer to Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our debt facilities.

Cash flows

The following table summarizes our cash flows (in thousands) for the periods presented:

	Three Months Ended
	April 4, 2026	March 29, 2025
Cash provided by operating activities	$31,058	$98,444
Cash used in investing activities	(28,651)	(28,388)
Cash used in financing activities	(2,832)	(1,097)
Net change in cash, cash equivalents, and restricted cash	(425)	68,959
Cash, cash equivalents, and restricted cash at beginning of period	133,299	62,430
Cash, cash equivalents, and restricted cash at end of period	$132,874	$131,389

Net cash provided by operating activities

Cash provided by operating activities decreased by $67.4 million for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. Cash provided by net (loss) income, adjusted for non-cash items, decreased by $19.1 million primarily driven by increased costs to operate more ECE centers and before- and after-school sites, including increased rent expense, higher personnel costs, and increased food, supplies and janitorial costs, combined with decreased cost reimbursements from government assistance. The net changes in operating assets and liabilities resulted in a $48.3 million decrease in cash provided by operating activities primarily driven by lower accrued compensation due to the timing of our fiscal quarter ends combined with being in a prepaid tax position versus an accrued position in the prior period. These decreases in cash were partially offset by the timing of insurance premiums and vendor payments.

Net cash used in investing activities

Cash used in investing activities increased by $0.3 million for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. The increase was driven by $6.6 million higher capital expenditures, partially offset by a $5.5 million decrease in payments for acquisitions.

Net cash used in financing activities

Cash used in financing activities increased by $1.7 million for the three months ended April 4, 2026 as compared to the three months ended March 29, 2025. The increase was primarily due to one principal payment on the First Lien Term Loan made during the three months ended April 4, 2026, while no principal payment was made during the three months ended March 29, 2025 due to the timing of our fiscal period ends.

Cash requirements

As of April 4, 2026, we had the following obligations:

•
Total lease obligations, including imputed interest, of $2.4 billion expected to be paid out as follows: $211.0 million for the remainder of fiscal 2026, $587.5 million in years two to three, $508.7 million in years four to five, and $1.1 billion thereafter through the maturity of our lease agreements. Refer to Note 5 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Long-term debt obligations, including interest, of $1.2 billion expected to be paid out as follows: $55.5 million for the remainder of fiscal 2026, $142.3 million in years two to three, and $1,014.3 million in years four to five through June 2030 when the First Lien Term Loan Facility matures. Refer to Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Self-insurance obligations of $121.8 million expected to be paid out as claims are settled and cash outflows cannot be estimated reliably.
•
Deferred compensation plan of $41.3 million expected to be paid out based on the individual plan participant and cash outflows cannot be estimated reliably.
•
Service arrangements which include certain information technology (“IT”), labor software, and maintenance services of $67.9 million expected to be paid out as follows: $14.7 million for the remainder of fiscal 2026, $31.6 million in years two to three, $12.5 million in years four to five, and $9.1 million thereafter.

Certain agreements may have cancellation penalties for which, if we were to cancel, we would be required to pay up to approximately $5.2 million. Other cancellation penalties cannot be estimated as we cannot predict the occurrence of future agreement cancellations. Refer to Note 11 and Note 13 of our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2026 for additional detail related to our contractual obligations.

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

There have been no changes to our critical accounting policies described within Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2026. For a description of our other significant accounting policies, refer to Note 1 in both our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our results of operations or financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates. We do not believe there have been material changes in our exposure to interest rates since January 3, 2026. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended January 3, 2026 for further information regarding market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of April 4, 2026, due to the material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 3, 2026. However, after giving full consideration to the material weakness described below, the Company's management has concluded that its condensed consolidated financial statements, present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

Remediation Plan for the Material Weakness

We continue to make progress toward remediating the material weakness in IT general controls previously identified and described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 3, 2026. During the quarter ended April 4, 2026, management continued to improve and test the design and operating effectiveness of internal controls in user access, change management, and computer operations to make further progress toward remediation of the identified material weakness, to respond to changes in the internal control environment (including those resulting from the enterprise resource planning system implementation), to correct deficiencies in IT general controls and other controls, and to preserve the effectiveness of existing internal controls.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 12, 2025, a purported Company stockholder filed a securities class action complaint in the United States District Court for the District of Oregon against the Company, Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, and Preston Grasty (collectively, the "KinderCare Defendants"), each of whom were officers or directors at the time of our IPO, Partners Group Holding AG, our majority stockholder, and the representatives of the underwriters in our IPO, Goldman Sachs & Co LLC, Morgan Stanley & Co LLC, Barclays Capital Inc., and UBS Securities LLC. A consolidated complaint was filed on February 6, 2026 alleging that defendants violated Sections 11, 15, and 12(a)(2) of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, and costs on behalf of purchasers and/or acquirers of common stock issued in the IPO, as well as unspecified equitable relief. On April 7, 2026, the KinderCare Defendants filed a Motion to Dismiss the complaint for failure to state a claim. We intend to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

On March 24, 2026, a purported Company stockholder filed a derivative complaint in the United States District Court for the District of Oregon against Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, and Preston Grasty. The complaint, filed derivatively on behalf of the Company, alleges breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of federal securities laws. The plaintiff seeks, among other relief, damages on behalf of the Company, corporate governance reforms, restitution, and attorneys’ fees and costs. This proceeding has been stayed pending a ruling on the Motion to Dismiss filing in the securities class action noted above. We intend to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

For additional information regarding certain material legal proceedings, see Note 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business from time to time.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 3, 2026 as filed with the SEC on March 13, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended April 4, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of KinderCare Learning Companies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 15, 2024).
3.2	Amended and Restated Bylaws of KinderCare Learning Companies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on October 15, 2024).
10.1	KinderCare Learning Companies, Inc. Short Term Incentive Plan Effective January 4, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 2, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KinderCare Learning Companies, Inc.

Date: May 14, 2026	By:	/s/ John T. Wyatt
	Name:	John T. Wyatt
	Title:	Chief Executive Officer

Date: May 14, 2026	By:	/s/ Anthony Amandi
	Name:	Anthony Amandi
	Title:	Chief Financial Officer