Form 10-Q
period 2026-07-04
KinderCare Learning Companies, Inc.
filed 2026-08-13
CIK 1873529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2026

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

As of August 11, 2026, the registrant had 118,517,033 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

KinderCare Learning Companies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	July 4, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$173,706	$133,205
Accounts receivable, net	114,312	118,523
Prepaid expenses and other current assets	54,038	106,291
Total current assets	342,056	358,019
Property and equipment, net of accumulated depreciation of 608,539 and 582,808	391,559	417,789
Goodwill	692,405	964,829
Intangible assets, net of accumulated amortization of 161,585 and 157,437	416,774	420,922
Operating lease right-of-use assets	1,474,434	1,500,786
Other assets	86,339	85,545
Total assets	$3,403,567	$3,747,890
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$174,793	$163,312
Current portion of long-term debt	9,620	9,620
Operating lease liabilities—current	162,938	146,594
Deferred revenue	54,875	49,577
Other current liabilities	56,893	115,762
Total current liabilities	459,119	484,865
Long-term debt, net	916,097	917,925
Operating lease liabilities—long-term	1,421,301	1,447,524
Deferred income taxes, net	34,585	35,454
Other long-term liabilities	106,278	106,860
Total liabilities	2,937,380	2,992,628
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01; 25,000 shares authorized; no shares issued and outstanding as of July 4, 2026 and January 3, 2026	—	—
Common stock, par value $0.01; 750,000 shares authorized; 118,517 shares issued and outstanding as of July 4, 2026 and 118,340 shares issued and outstanding as of January 3, 2026	1,185	1,183
Additional paid-in capital	845,332	841,301
Retained deficit	(381,221)	(82,619)
Accumulated other comprehensive income (loss)	891	(4,603)
Total shareholders' equity	466,187	755,262
Total liabilities and shareholders' equity	$3,403,567	$3,747,890

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue	$697,522	$700,110	$1,370,044	$1,368,354
Costs and expenses:
Cost of services (excluding depreciation and impairment)	567,434	519,477	1,118,357	1,035,665
Depreciation and amortization	31,699	31,074	62,776	61,051
Selling, general, and administrative expenses	73,068	78,648	144,197	150,375
Impairment losses	22,923	2,235	314,398	3,745
Total costs and expenses	695,124	631,434	1,639,728	1,250,836
Income (loss) from operations	2,398	68,676	(269,684)	117,518
Interest expense	18,255	20,073	36,475	40,181
Interest income	(970)	(1,424)	(1,812)	(2,083)
Other income, net	(4,342)	(3,049)	(3,435)	(2,651)
(Loss) income before income taxes	(10,545)	53,076	(300,912)	82,071
Income tax (benefit) expense	(1,775)	14,488	(2,310)	22,326
Net (loss) income	$(8,770)	$38,588	$(298,602)	$59,745
Other comprehensive income (loss), net of tax:
Change in net gains (losses) on cash flow hedges	2,242	(2,091)	5,494	(6,498)
Total comprehensive (loss) income	$(6,528)	$36,497	$(293,108)	$53,247
Net (loss) income per common share:
Basic	$(0.07)	$0.33	$(2.52)	$0.51
Diluted	$(0.07)	$0.33	$(2.52)	$0.50
Weighted average number of common shares outstanding:
Basic	118,798	118,309	118,648	118,274
Diluted	118,798	118,371	118,648	118,346

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

(In thousands)

	Three Months Ended July 4, 2026
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of April 4, 2026	118,428	$1,184	$843,711	$(372,451)	$(1,351)	$471,093
Issuance of common stock upon settlement of restricted stock units	99	1	(1)			—
Common stock withheld for taxes in net settlement of restricted stock units	(10)	—	(41)			(41)
Stock-based compensation			1,663			1,663
Other comprehensive income, net of tax					2,242	2,242
Net loss				(8,770)		(8,770)
Balance as of July 4, 2026	118,517	$1,185	$845,332	$(381,221)	$891	$466,187

	Three Months Ended June 28, 2025
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of March 29, 2025	118,006	$1,180	$833,993	$51,418	$(1,708)	$884,883
Issuance of common stock upon settlement of restricted stock units	162	2	(2)			—
Common stock withheld for taxes in net settlement of restricted stock units	(45)	(1)	(561)			(562)
Stock-based compensation			3,461			3,461
Other comprehensive loss, net of tax					(2,091)	(2,091)
Net income				38,588		38,588
Balance as of June 28, 2025	118,123	$1,181	$836,891	$90,006	$(3,799)	$924,279

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited) (continued)

(In thousands)

	Six Months Ended July 4, 2026
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of January 3, 2026	118,340	$1,183	$841,301	$(82,619)	$(4,603)	$755,262
Issuance of common stock upon settlement of restricted stock units	230	2	(2)			—
Common stock withheld for taxes in net settlement of restricted stock units	(53)	—	(138)			(138)
Stock-based compensation			4,171			4,171
Other comprehensive income, net of tax					5,494	5,494
Net loss				(298,602)		(298,602)
Balance as of July 4, 2026	118,517	$1,185	$845,332	$(381,221)	$891	$466,187

	Six Months Ended June 28, 2025
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance as of December 28, 2024	117,985	$1,180	$830,369	$30,261	$2,699	$864,509
Issuance of common stock upon settlement of restricted stock units	195	2	(2)			—
Common stock withheld for taxes in net settlement of restricted stock units	(57)	(1)	(785)			(786)
Stock-based compensation			7,309			7,309
Other comprehensive loss, net of tax					(6,498)	(6,498)
Net income				59,745		59,745
Balance as of June 28, 2025	118,123	$1,181	$836,891	$90,006	$(3,799)	$924,279

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	July 4, 2026	June 28, 2025
Operating activities:
Net (loss) income	$(298,602)	$59,745
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	62,776	61,051
Impairment losses	314,398	3,745
Change in deferred taxes	(2,781)	(1,963)
Amortization of debt issuance costs	2,982	3,189
Stock-based compensation	4,171	7,309
Realized and unrealized gains from investments held in deferred compensation asset trusts	(2,354)	(1,978)
Gain on disposal of property and equipment	—	(97)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,211	(8,397)
Prepaid expenses and other current assets	52,997	2,203
Other assets	1,365	7,797
Accounts payable and accrued liabilities	12,583	15,217
Leases	368	4,622
Deferred revenue	5,298	8,929
Other current liabilities	(55,432)	(27,001)
Other long-term liabilities	2,502	(762)
Related party payables	—	(119)
Cash provided by operating activities	104,482	133,490
Investing activities:
Purchases of property and equipment	(58,005)	(57,735)
Payments for acquisitions, net of cash acquired	(995)	(14,560)
Proceeds from the disposal of property and equipment	—	169
Investments in deferred compensation asset trusts	(3,537)	(3,667)
Proceeds from deferred compensation asset trust redemptions	4,070	3,603
Cash used in investing activities	(58,467)	(72,190)
Financing activities:
Payments of deferred offering costs	—	(275)
Principal payments of long-term debt	(4,810)	(2,417)
Payments of debt issuance costs	—	(269)
Repayments of promissory notes	(149)	(165)
Payments of financing lease obligations	(511)	(689)
Tax payments related to net settlement of restricted stock units	(138)	(786)
Cash used in financing activities	(5,608)	(4,601)
Net change in cash, cash equivalents, and restricted cash	40,407	56,699
Cash, cash equivalents, and restricted cash at beginning of period	133,299	62,430
Cash, cash equivalents, and restricted cash at end of period	$173,706	$119,129

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(In thousands)

	Six Months Ended
	July 4, 2026	June 28, 2025
Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$173,706	$119,034
Restricted cash included within other assets	—	95
Total cash, cash equivalents, and restricted cash at end of period	$173,706	$119,129
Supplemental cash flow information:
Cash paid for interest, net	$33,989	$31,169
Cash paid for income taxes, net of refunds	879	15,046
Cash paid for amounts included in the measurement of operating lease liabilities	159,670	146,754
Non-cash operating activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities, net	$77,184	$160,213
Deferred cloud computing implementation costs included in accounts payable	183	300
Non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued liabilities	$10,458	$11,009
Finance lease right-of-use assets obtained in exchange for finance lease liabilities, net	83	115
Reductions to finance lease right-of-use assets resulting from reductions to finance lease liabilities	—	1,261
Contingent consideration and holdbacks payable for acquisitions	110	1,534

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

Community-Based and Employer-Sponsored Early Childhood Education and Care—The Company provides early childhood education and care services, as well as back-up care, primarily marketed under the names KinderCare Learning Centers and Crème School. Additionally, the Company partners with employer sponsors under a variety of arrangements such as discounted rent, enrollment guarantees, or an arrangement whereby the center is managed by the Company in return for a management fee. As of July 4, 2026, the Company provided community-based and employer-sponsored early childhood education and care services through 1,567 centers with a licensed capacity of 210,539 children in 41 states and the District of Columbia.

Before- and After-School Educational Services—The Company provides before- and after-school educational services for preschool and school-age children under the name Champions. As of July 4, 2026, Champions offered educational services through 1,128 sites in 29 states and the District of Columbia. These sites primarily operate at elementary school facilities.

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

The unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended July 4, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2027 or for any other future annual or interim period.

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

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation, including immaterial reclassifications within Note 4, Prepaid Expenses and Other Current Assets.

Recently Adopted Accounting Pronouncements—In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient when applying the guidance in Accounting Standards Codification (“ASC”) 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted this guidance during the first quarter of the fiscal year ending January 2, 2027, using the prospective method of adoption. In estimating expected credit losses, the Company has elected the practical expedient under ASU 2025-05 to assume that current economic conditions, as of the balance sheet date, will not change for the remaining life of the current accounts receivable. The adoption of this accounting pronouncement did not have a material impact on the Company’s unaudited condensed consolidated interim financial statements.

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

A portion of the Company's food costs are reimbursed through the federal Child and Adult Care Food Program. The program is operated by states to partially or fully offset the cost of food for children that meet certain criteria. The Company recognized food subsidies of $14.6 million and $14.5 million during the three months ended July 4, 2026 and June 28, 2025, respectively, and food subsidies of $26.7 million and $26.6 million during the six months ended July 4, 2026 and June 28, 2025, respectively, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Company receives grant funding from various governmental programs and agencies for expenses including teacher compensation, classroom supplies, and other center operating costs, of which a portion is incurred incrementally in accordance with certain grant requirements. Grants of $11.4 million and $10.3 million during the three months ended July 4, 2026 and June 28, 2025, respectively, and grants of $23.0 million and $24.8 million during the six months ended July 4, 2026 and June 28, 2025, respectively, were recognized as reimbursements offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Grants receivable are recognized for grants that meet the Company's recognition criteria but have not yet been received, while deferred grants represent amounts received that do not yet meet such criteria. There were no grants receivable as of July 4, 2026 and as of January 3, 2026, the Company recorded $0.3 million in grants receivable within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. As of July 4, 2026 and January 3, 2026, the Company recorded $2.4 million and $8.5 million in deferred grants, respectively, within other current liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 7, Other Current Liabilities, for additional information.

COVID-19 Related Stimulus

The Employee Retention Credit (“ERC”), established by the Coronavirus Aid, Relief and Economic Security Act, extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 30, 2023, the Company received reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. As of both July 4, 2026 and January 3, 2026, total deferred ERC liabilities of $12.3 million was recorded in other long-term liabilities on the unaudited condensed consolidated balance sheets. Additionally, as of both July 4, 2026 and January 3, 2026, the Company has $3.4 million in ERC receivables recorded in other assets on the unaudited condensed consolidated balance sheets as there is reasonable assurance these reimbursements will be received. Refer to Note 2, Government Assistance, and Note 20, Income Taxes, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's annual report on form 10-K for further information regarding the ERC.

3.
REVENUE RECOGNITION

Contract Balances

Deferred revenue is recorded when payments are received or due in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. Payment from parents for tuition is typically received in advance on a weekly or monthly basis, in which case the revenue is deferred and recognized as the performance obligation is satisfied. Tuition that is supplemented or paid by government agencies or employer sponsors is typically received subsequent to when the child care services have been rendered and the performance obligation has been satisfied. Deferred revenue on the unaudited condensed consolidated balance sheets may fluctuate across reporting periods due to the timing of period ends and calendar holidays relative to the Company's billing cycle, as well as seasonal enrollment patterns. As the Company has an unconditional right to consideration upon satisfying its performance obligations, no contract assets are recognized. During the three and six months ended July 4, 2026, $0.2 million and $48.8 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of January 3, 2026. During the three and six months ended June 28, 2025, less than $0.1 million and $25.9 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of December 28, 2024.

The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are expensed as incurred in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Disaggregation of Revenue

The following table disaggregates total revenue between education centers and school sites (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Early childhood education centers	$638,058	$647,675	$1,248,229	$1,262,682
Before- and after-school sites	59,464	52,435	121,815	105,672
Total revenue	$697,522	$700,110	$1,370,044	$1,368,354

Revenue generated at early childhood education centers from families whose tuition is partially or fully subsidized by amounts received from government agencies was $248.9 million and $258.9 million during the three months ended July 4, 2026 and June 28, 2025, respectively, and $483.2 million and $499.0 million during the six months ended July 4, 2026 and June 28, 2025, respectively.

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

4.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets included the following (in thousands):

	July 4, 2026	January 3, 2026
Prepaid income taxes	$12,981	$13,390
Prepaid insurance	12,241	21,822
Prepaid computer maintenance	6,510	6,698
Insurance receivables	6,003	49,056
Cloud computing implementation costs, net	4,560	4,422
Deferred compensation plan	3,034	3,329
Prepaid professional fees	1,770	876
Prepaid property taxes	1,248	2,412
Interest rate derivative contracts	744	—
Prepaid rent	705	1,226
Other	4,242	3,060
Total prepaid expenses and other current assets	$54,038	$106,291

5.
GOODWILL

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 3, 2026	$964,829
Additions from acquisitions	1,105
Impairment	(273,529)
Balance as of July 4, 2026	$692,405

The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if impairment indicators exist. There were no impairment indicators identified during the three months ended July 4, 2026 requiring an interim goodwill impairment test.

During the first quarter of the fiscal year ending January 2, 2027 the Company's market capitalization deteriorated due to a decline in stock price, which was considered to be an impairment indicator for goodwill. The Company used the market approach based on market capitalization and determined the fair value of the early childhood education centers reporting unit did not exceed its carrying value, resulting in an impairment to the reporting unit. The excess of the reporting unit’s carrying value over its fair value of $273.5 million was recognized as an impairment to goodwill within impairment losses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income during the first quarter of the fiscal year ending January 2, 2027. The before- and after-school reporting unit had an estimated fair value that substantially exceeded its carrying value, resulting in no impairment to the reporting unit. As of the April 4, 2026 measurement date, the adjusted balance of goodwill related to the early childhood education centers reporting unit was $644.5 million. No goodwill impairment was recognized during the three months ended July 4, 2026 or the three and six months ended June 28, 2025.

As of July 4, 2026 and January 3, 2026, goodwill recorded on the unaudited condensed consolidated balance sheets is net of accumulated impairment losses of $451.5 million and $178.0 million, respectively.

Adverse changes in the Company’s market capitalization as well as changes in key assumptions, including higher discount rates or weaker operating results, could result in impairment in future periods, which could be material to the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Refer to Note 10, Fair Value Measurements, for further information regarding the inputs utilized in the estimation of reporting unit fair value.

6.
LEASES

Right-of-use (“ROU”) assets and lease liabilities balances were as follows (in thousands):

	July 4, 2026	January 3, 2026
Assets:
Operating lease right-of-use assets	$1,474,434	$1,500,786
Finance lease right-of-use assets	2,966	3,394
Total lease right-of-use assets	$1,477,400	$1,504,180
Liabilities—current:
Operating lease liabilities	$162,938	$146,594
Finance lease liabilities	1,048	1,022
Total current lease liabilities	163,986	147,616
Liabilities—long-term:
Operating lease liabilities	1,421,301	1,447,524
Finance lease liabilities	2,287	2,741
Total long-term lease liabilities	1,423,588	1,450,265
Total lease liabilities	$1,587,574	$1,597,881

Finance lease ROU assets are included in other assets and finance lease liabilities are included in other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 10, Fair Value Measurements, for information regarding impairment of ROU assets.

Lease Expense

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Lease expense:
Operating lease expense	$79,294	$74,492	$157,476	$147,582
Finance lease expense:
Amortization of right-of-use assets	256	331	511	681
Interest on lease liabilities	73	81	151	175
Short-term lease expense	2,101	3,223	4,583	5,998
Variable lease expense	22,680	18,901	44,503	36,871
Total lease expense	$104,404	$97,028	$207,224	$191,307

Other Information

The weighted average remaining lease term and the weighted average discount rate were as follows:

	July 4, 2026	January 3, 2026
Weighted average remaining lease term (in years) (Operating)	9	9
Weighted average remaining lease term (in years) (Finance)	4	5
Weighted average discount rate (Operating)	9.1%	9.2%
Weighted average discount rate (Finance)	8.4%	8.6%

Maturity of Lease Liabilities

The following table summarizes the maturity of lease liabilities as of July 4, 2026 (in thousands):

	Finance Leases	Operating Leases	Total Leases
Remainder of 2026	$645	$142,887	$143,532
2027	1,236	304,187	305,423
2028	709	285,369	286,078
2029	433	265,748	266,181
2030	403	246,586	246,989
Thereafter	446	1,072,372	1,072,818
Total lease payments	3,872	2,317,149	2,321,021
Less imputed interest	537	732,910	733,447
Present value of lease liabilities	3,335	1,584,239	1,587,574
Less current portion of lease liabilities	1,048	162,938	163,986
Long-term lease liabilities	$2,287	$1,421,301	$1,423,588

As of July 4, 2026, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $267.8 million. The leases are expected to commence between 2026 and 2029 and have initial lease terms ranging from approximately 10 to 18 years.

The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are estimated using key inputs such as credit ratings, base rates, and spreads, which considered the rates on the Company's first lien term loan.

7.
OTHER CURRENT LIABILITIES

Other current liabilities included the following (in thousands):

	July 4, 2026	January 3, 2026
Self-insurance obligations	$39,088	$80,280
Long-term incentive plan	6,209	11,919
Deferred compensation plan	3,034	3,329
Deferred grants	2,369	8,456
Accrued rent	1,766	3,385
Financing lease obligations	1,048	1,022
Interest rate derivative contracts	232	3,639
Other	3,147	3,732
Total other current liabilities	$56,893	$115,762

8.
LONG-TERM DEBT

Long-term debt included the following (in thousands):

	July 4, 2026	January 3, 2026
First lien term loans	$952,343	$957,153
Debt issuance costs, net	(26,626)	(29,608)
Total debt	925,717	927,545
Current portion of long-term debt	(9,620)	(9,620)
Long-term debt, net	$916,097	$917,925

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

All obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions. The Company's financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio. The First Lien Term Loan Facility net leverage ratio is required to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding under the First Lien Revolving Credit Facility, excluding all letters of credit, exceeds 35% of total revolving commitments on such date. Nonfinancial loan covenants restrict the Company’s ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates. As of July 4, 2026, the Company was in compliance with the covenants of the Credit Agreement.

An annual calculation of excess cash flows determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments.

As of both July 4, 2026 and January 3, 2026, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility. As of July 4, 2026 and January 3, 2026, the Company had available borrowing capacities of $187.7 million and $189.7 million after giving effect to outstanding letters of credit under the Credit Agreement of $74.8 million and $72.8 million, respectively.

No debt issuance costs were incurred during the three and six months ended July 4, 2026. The Company capitalized original issue discount and debt issuance costs of $0.1 million and $0.3 million during the three and six months ended June 28, 2025, respectively, related to the February 2025 amendment to the Credit Agreement. These costs are being amortized over the terms of the related debt instruments and amortization expense is included within interest expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Company did not incur any gain or loss on extinguishment of debt during the three and six months ended July 4, 2026 and June 28, 2025.

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

Future principal payments on long-term debt for the remaining fiscal year ending January 2, 2027 and for the fiscal years thereafter are as follows (in thousands):

Remainder of 2026	$4,810
2027	9,620
2028	9,620
2029	7,215
2030	921,078
$952,343

Other Credit Facilities—In February 2024, the Company entered into a credit facilities agreement (the “LOC Agreement”) which allows for $20.0 million in letters of credit to be issued. The Company pays certain fees under the LOC Agreement, including fees on the outstanding balance of letters of credit at a rate of 5.95% per annum and fees on the unused portion of letters of credit at a rate of 0.25% per annum. Fees on the letters of credit are payable in arrears on the last business day of each March, June, September, and December. The LOC Agreement matures in December 2026. The Company had $20.0 million outstanding letters of credit under the LOC Agreement as of July 4, 2026 and January 3, 2026.

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

As of July 4, 2026, the Company's derivatives are considered highly effective. The Company estimates that $0.5 million, before income taxes, of deferred gains recognized within accumulated other comprehensive (loss) income as of July 4, 2026 will be reclassified as a decrease in interest expense within the next 12 months. Actual amounts reclassified into net (loss) income during the next 12 months are dependent on changes in the three-month SOFR.

The following tables present the amounts affecting the unaudited condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
	Gain (Loss) Recognized in Other Comprehensive (Loss) Income	Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Earnings	Total Effect on Other Comprehensive (Loss) Income
Three Months Ended July 4, 2026
Interest rate derivative contracts	$2,683	$340	$3,023
Income tax effect	(693)	(88)	(781)
Net of income taxes	$1,990	$252	$2,242

Three Months Ended June 28, 2025
Interest rate derivative contracts	$(1,948)	$(870)	$(2,818)
Income tax effect	503	224	727
Net of income taxes	$(1,445)	$(646)	$(2,091)

	Derivatives Designated as Cash Flow Hedging Instruments
	Gain (Loss) Recognized in Other Comprehensive (Loss) Income	Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Earnings	Total Effect on Other Comprehensive (Loss) Income
Six Months Ended July 4, 2026
Interest rate derivative contracts	$6,670	$736	$7,406
Income tax effect	(1,722)	(190)	(1,912)
Net of income taxes	$4,948	$546	$5,494

Six Months Ended June 28, 2025
Interest rate derivative contracts	$(6,941)	$(1,818)	$(8,759)
Income tax effect	1,792	469	2,261
Net of income taxes	$(5,149)	$(1,349)	$(6,498)

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

Investments held for the Deferred Compensation Plan—The Company records the fair value of the investments and cash and cash equivalents held for the deferred compensation plan in other assets on the unaudited condensed consolidated balance sheets. The carrying value of cash and cash equivalents held in the fund approximates fair value, and the amounts were not material as of July 4, 2026 and January 3, 2026. The investments held in the plan consist of mutual funds and money market funds with fair values that can be corroborated by prices for identical assets and therefore are classified as Level 1 investments under the fair value hierarchy.

The following tables summarize the composition of the underlying investments in the Company's deferred compensation plan trust assets, excluding cash and cash equivalents (in thousands):

		Fair Value Measurements Using
	Balance as of July 4, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$2,474	$2,474	$—	$—
Mutual Funds	43,337	43,337	—	—
	$45,811	$45,811	$—	$—

		Fair Value Measurements Using
	Balance as of January 3, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,733	$6,733	$—	$—
Mutual Funds	37,389	37,389	—	—
	$44,122	$44,122	$—	$—

Goodwill and Long-Lived Assets—Fair value assessments of the reporting units utilized within the goodwill impairment test are considered Level 3 measurements due to the significance of unobservable inputs developed using Company specific information. Specifically, during the first quarter of the fiscal year ending January 2, 2027, the market approach utilized for the quantitative goodwill impairment test incorporated Level 3 inputs including the application of a control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. No goodwill impairment test was required during the three months ended July 4, 2026.

During the three and six months ended both July 4, 2026 and June 28, 2025, triggering events occurred at specific center asset groups due to lower-than-expected center operating performance or a decision to close a center prior to the end of its lease term, which resulted in reduced cash flow projections over the remaining center asset groups' useful lives. The initial recoverability test identified specific center asset groups, comprised of property and equipment and lease ROU assets, that had carrying values in excess of the estimated undiscounted future cash flows. For those center asset groups, a fair value assessment was performed using the discounted cash flow (“DCF”) method under the income approach and impairments of property and equipment and lease ROU assets were recognized. Fair value assessments performed for long-lived assets are considered a Level 3 measurement as the Company typically estimates fair value of the asset group using the DCF method under the income approach which is based on unobservable inputs including future cash flow projections, market-based inputs including as-is market rents, and discount rate assumptions, as appropriate.

The following table presents the amount of impairment expense of goodwill and long-lived assets (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Impairment of goodwill	$—	$—	$273,529	$—
Impairment of property and equipment	12,686	2,010	24,764	3,459
Impairment of lease right-of-use assets	10,237	225	16,105	286
Total impairment losses	$22,923	$2,235	$314,398	$3,745

Refer to Note 5, Goodwill, and Note 6, Leases, for additional information regarding the Company's Goodwill and ROU assets.

Derivative Financial Instruments—The Company's derivative financial instruments include interest rate derivative contracts. The fair value of derivative financial instruments is determined using observable market inputs such as quoted prices for similar instruments, forward pricing curves, and interest rates, and considers nonperformance risk of the Company and its counterparties, and as such, derivative financial instruments are classified as Level 2. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contracts. As of July 4, 2026, interest rate derivatives of $0.7 million were recorded in prepaid expenses and other current assets, $0.7 million were recorded in other assets, and $0.2 million were recorded in other current liabilities on the unaudited condensed consolidated balance sheets. As of January 3, 2026, interest rate derivatives of $3.6 million were recorded in other current liabilities and $2.6 million were recorded in other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 4, Prepaid Expenses and Other Current Assets, Note 7, Other Current Liabilities, and Note 9, Risk Management and Derivatives, for additional information regarding the Company’s derivative financial instruments.

Long-Term Debt—The Company records long-term debt on the unaudited condensed consolidated balance sheets net of unamortized issuance costs. The estimated fair value of first lien term loans was $921.4 million as of July 4, 2026 and $938.0 million as of January 3, 2026 and is based on mid-point prices, or prices for similar instruments from active markets, on the balance sheet date. Judgment is required to develop these estimates, and as such, the first lien term loan and the first lien revolving credit facility are classified as Level 2. Refer to Note 8, Long-term Debt, for additional information regarding the Company's long-term debt.

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

11.
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in accumulated other comprehensive (loss) income, net of tax, are comprised of unrealized gains and losses on cash flow hedging instruments, and were as follows (in thousands):

Balance as of January 3, 2026	$(4,603)
Other comprehensive gains before reclassifications	4,948
Reclassifications to net (loss) income of previously deferred losses	546
Balance as of July 4, 2026	$891

Balance as of December 28, 2024	$2,699
Other comprehensive losses before reclassifications	(5,149)
Reclassifications to net (loss) income of previously deferred gains	(1,349)
Balance as of June 28, 2025	$(3,799)

12.
STOCK-BASED COMPENSATION

2022 Incentive Award Plan—The 2022 Incentive Award Plan (“2022 Plan”), provides for the issuance of share-based awards, including stock options and restricted stock units (“RSUs”). Pursuant to the evergreen provisions of the 2022 Plan effective the first day of each calendar year beginning January 1, 2026, the number of shares reserved for the 2022 Plan will be increased unless otherwise determined by the Company’s Board. Under this provision for the calendar year beginning January 1, 2026, the number of shares of the Company's common stock reserved for awards under the 2022 Plan increased by 4.7 million shares, which was ratified by the Company's Board. As of July 4, 2026, the Company had 20.4 million shares authorized for issuance under the 2022 Plan. Refer to Note 17, Shareholders' Equity and Stock-based Compensation, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K for additional detail on the terms of the 2022 Plan.

Under the 2022 Plan, the Company granted 0.2 million stock options with a weighted average exercise price of $4.02 at a weighted average grant date fair value of $2.58 per stock option, as well as 0.2 million RSUs at a weighted average grant date fair value of $3.97 per RSU during the three months ended July 4, 2026. The Company granted 3.7 million stock options with a weighted average exercise price of $1.93 at a weighted average grant date fair value of $1.15 per stock option as well as 2.6 million RSUs at a weighted average grant date fair value of $2.03 per RSU during the six months ended July 4, 2026. Awards granted to employees during the three and six months ended July 4, 2026, generally have a service-based vesting condition for which the awards vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years, subject to the retirement eligibility of individual holders, except for certain executive awards which vest 50% on the second anniversary of the grant date and in equal annual installments for the following two years. Stock options generally have a 10-year term for exercise, except for certain executive stock options that have a 5-year term for exercise. RSUs granted to the Company's board of directors during the three and six months ended July 4, 2026 have a service-based vesting condition for which the awards vest over approximately one year subject to continued service.

Stock-based Compensation Expense—Total stock-based compensation expense for all stock-based compensation awards was $1.7 million and $3.5 million during the three months ended July 4, 2026 and June 28, 2025, respectively, and $4.2 million and $7.5 million during the six months ended July 4, 2026 and June 28, 2025, respectively, and was recognized in selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. As of July 4, 2026, the total unrecognized stock-based compensation expense for stock options and RSUs, net of estimated forfeitures, was $13.5 million, which will be recognized over the remaining weighted average period of 3.3 years.

13.
NET (LOSS) INCOME PER COMMON SHARE

The reconciliations of basic and diluted net (loss) income per common share for the three and six months ended July 4, 2026 and June 28, 2025 are set forth in the table below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Net (loss) income available to common shareholders, basic and diluted	$(8,770)	$38,588	$(298,602)	$59,745
Weighted average number of common shares outstanding, basic	118,798	118,309	118,648	118,274
Effect of dilutive securities	—	62	—	72
Weighted average number of common shares outstanding, diluted	118,798	118,371	118,648	118,346
Net (loss) income per common share:
Basic	$(0.07)	$0.33	$(2.52)	$0.51
Diluted	$(0.07)	$0.33	$(2.52)	$0.50

During the three and six months ended July 4, 2026, 5.4 million shares of common stock from stock options and 2.9 million from RSUs were excluded from the calculation of diluted net (loss) income per common share as their effect was anti-dilutive due to a net loss available to common shareholders. During the three and six months ended June 28, 2025, 2.5 million shares of common stock from stock options for both periods and 0.7 million and 0.5 million from RSUs, respectively, were excluded from the calculation of diluted net (loss) income per common share as their effect was anti-dilutive.

14.
INCOME TAXES

The Company’s effective tax rates were 16.8% and 27.3% for the three months ended July 4, 2026 and June 28, 2025, respectively, and 0.8% and 27.2% for the six months ended July 4, 2026 and June 28, 2025, respectively. The Company was in an overall tax benefit position for both the three and six months ended July 4, 2026. Compared to the statutory rate, the reduction in the effective tax rate for the three months ended July 4, 2026 was primarily due to a true up of the 2025 tax provision, partially offset by the relative impact of recurring non-deductible expenses which had a proportionally greater impact on the effective tax rate when applied to the loss before income taxes for the three months ended July 4, 2026. Additionally, the effective tax rate for the six months ended July 4, 2026, was impacted by the nondeductible goodwill impairment during the first quarter of the fiscal year ending January 2, 2027.

The Company's interim tax provision is calculated using the estimated annual effective tax rate applied to year-to-date pre-tax activity, adjusted for discrete items recognized in the period.

The Company considers all available positive and negative evidence when assessing the carrying amount of its deferred tax assets. Evidence includes the anticipated impact on future taxable income arising from the reversal of temporary differences, actual operating results for the trailing twelve quarters, the ongoing assessment of financial performance, and available tax planning strategies, if any, that management considers prudent and feasible. No valuation allowance was required as of July 4, 2026 and January 3, 2026. The Company will continue to reassess the carrying amount of its deferred tax assets.

The Company is subject to taxation in the United States, including various state and local jurisdictions. The Company is no longer subject to examination by tax authorities for years before 2022.

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

Settlement of General Liability Claim

In February 2024, an action was commenced against the Company for damages for personal injuries. In February 2026, the Company and the plaintiffs entered into a memorandum of agreement relating to the settlement of this matter. In May 2026, the parties entered into a release and settlement agreement, which was approved by the court on May 22, 2026. As of July 4, 2026, $44.4 million in settlement obligations had been paid and the Company recorded a remaining accrual of $5.6 million in self-insurance obligations related to this matter within other current liabilities on the condensed consolidated balance sheets, which reflects the amount of the then-remaining settlement obligation. Additionally, the previously recorded insurance receivable was reduced to reflect insurer payment of the settlement obligation, and as of July 4, 2026 the Company recorded insurance receivables of $5.6 million within prepaid expenses and other current assets on the condensed consolidated balance sheets, which represent remaining recoveries considered probable from purchased insurance coverage. As of January 3, 2026, the Company had accrued $50.0 million in self-insurance obligations related to this matter within other current liabilities and $49.1 million insurance receivables within prepaid expenses and other current assets on the consolidated balance sheets. Refer to Note 4, Prepaid Expenses and Other Current Assets, and Note 7, Other Current Liabilities. Subsequent to the end of the second quarter of the fiscal year ending January 2, 2027, the remaining settlement obligation was paid and the case was voluntarily dismissed with prejudice on July 20, 2026.

Securities Class Action and Derivative Claim

On August 12, 2025, a purported Company stockholder filed a securities class action complaint in the United States District Court for the District of Oregon against the Company, Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, and Preston Grasty (collectively, the "KinderCare Defendants"), each of whom were officers or directors at the time of the Company's initial public offering ("IPO"), Partners Group Holding AG, the Company's majority stockholder, and the representatives of the underwriters in the Company's IPO, Goldman Sachs & Co LLC, Morgan Stanley & Co LLC, Barclays Capital Inc., and UBS Securities LLC. A consolidated complaint was filed on February 6, 2026 alleging that defendants violated Sections 11, 15, and 12(a)(2) of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, and costs on behalf of purchasers and/or acquirers of common stock issued in the IPO, as well as unspecified equitable relief. On April 7, 2026, the KinderCare Defendants filed a Motion to Dismiss the complaint for failure to state a claim. After reply briefs were filed, a hearing on the Motion to Dismiss was scheduled for November 2026. The Company intends to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

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

17.
SUBSEQUENT EVENTS

On April 8, 2026, the Company's subsidiary, KinderCare Education LLC, entered into a Fifth Amendment (the "Fifth Amendment") to the Master Lease Agreement dated August 1, 2015, as amended ("Lease Agreement") with landlord KCP RE LLC (the "Landlord") relating to 545 early childhood education centers. The Fifth Amendment did not become effective or binding on the parties, and KinderCare Education LLC and the Landlord entered into an Amended and Restated Fifth Amendment ("A&R Fifth Amendment") as of and effective August 11, 2026. The A&R Fifth Amendment amends, restates and supersedes the Fifth Amendment in its entirety and amends the Lease Agreement.

Under the A&R Fifth Amendment, the lease terms for 13 centers were reduced and will now expire on December 31, 2029. Additionally, the lease terms of the remaining 532 centers were extended, with 51 expiring on December 31, 2033, 37 expiring on December 31, 2036, 177 expiring on December 31, 2038, 237 expiring on December 31, 2040, and 30 expiring on December 31, 2042. No annual rent amounts were changed, however, the escalation percentage for relevant rent adjustment dates increased from the lesser of 10% to the lesser of 12.5% or the applicable index increase. Under the A&R Fifth Amendment, total minimum lease payments will increase by approximately $600 million over the amended lease terms. The Company expects to account for the A&R Fifth Amendment as a lease modification in the third quarter of the fiscal year ending January 2, 2027 and is in the process of determining the impact the A&R Fifth Amendment will have on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and notes thereto for the three and six months ended July 4, 2026 and June 28, 2025 included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

KinderCare Learning Companies, Inc. (“the Company,” “we,” “us,” and “our”) is a leading provider of high-quality early childhood education (“ECE”) in the United States. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of 1,567 early childhood education centers with center capacity for 210,539 children and 1,128 before- and after-school sites located in 42 states and the District of Columbia as of July 4, 2026.

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

	July 4,	January 3,	June 28,	December 28,
	2026	2026	2025	2024
Early childhood education centers	1,567	1,601	1,589	1,574
Before- and after-school sites	1,128	1,153	1,043	1,025
Total centers and sites	2,695	2,754	2,632	2,599

As of July 4, 2026, we operated 1,567 early childhood education centers with a center capacity for 210,539 children as compared to 1,589 early childhood education centers as of June 28, 2025, with a center capacity for 212,901 children. During the six months ended July 4, 2026, total centers decreased by 34 due to 49 permanent center closures as part of our ongoing center optimization initiative, partially offset by opening eight centers and acquiring seven centers. During the six months ended June 28, 2025, total centers increased by 15 due to acquiring 14 centers and opening eight centers, partially offset by seven permanent center closures.

As of July 4, 2026, we operated 1,128 before- and after-school sites, an increase of 85 sites from 1,043 before- and after-school sites as of June 28, 2025. Total before- and after-school sites decreased by 25 during the six months ended July 4, 2026 due to 67 permanent closures, partially offset by opening 42 sites. Total before- and after-school sites increased by 18 during the six months ended June 28, 2025 due to opening 47 sites, partially offset by 29 permanent site closures.

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

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Average weekly ECE FTEs	142,997	149,010	141,390	146,543

Average weekly ECE FTEs decreased by 6,013, or 4.0%, and 5,153, or 3.5%, for the three and six months ended July 4, 2026 as compared to the three and six months ended June 28, 2025, respectively, primarily due to lower FTEs at same-centers. The impact of center closures reduced average weekly ECE FTEs by approximately 120 basis points and 110 basis points for the three and six months ended July 4, 2026 as compared to the three and six months ended June 28, 2025, respectively.

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

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
ECE same-center occupancy	68.6%	71.0%	67.7%	70.0%

ECE same-center occupancy decreased by 240 basis points and 230 basis points for the three and six months ended July 4, 2026 as compared to the three and six months ended June 28, 2025, respectively, primarily due to lower enrollment. For the three and six months ended July 4, 2026, our center optimization initiative positively impacted ECE same-center occupancy by approximately 70 basis points and 100 basis points, respectively, as a result of closing underperforming centers.

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

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
ECE same-center revenue	$623,664	$637,706	$1,219,295	$1,245,240

ECE same-center revenue decreased by $14.0 million, or 2.2%, for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025. This decrease was driven by $16.5 million lower revenue from centers that were classified as same-centers as of both July 4, 2026 and June 28, 2025. Additionally, same-center revenue decreased by $10.7 million due to center closures as of July 4, 2026. These decreases were partially offset by $13.2 million in ECE same-center revenue growth driven by the impact of new and acquired centers not yet classified as same-centers as of June 28, 2025.

ECE same-center revenue decreased by $25.9 million, or 2.1%, for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025. This decrease was driven by $29.6 million lower revenue from centers that were classified as same-centers as of both July 4, 2026 and June 28, 2025. Additionally, same-center revenue decreased by $21.5 million due to center closures as of July 4, 2026. These decreases were partially offset by $25.2 million in ECE same-center revenue growth driven by the impact of new and acquired centers not yet classified as same-centers as of June 28, 2025.

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

The following table sets forth our results of operations including as a percentage of revenue for the three months ended July 4, 2026 and June 28, 2025 (in thousands, except per share data and percentages):

	Three Months Ended
	July 4, 2026		June 28, 2025
Revenue	$697,522		$700,110
Costs and expenses:
Cost of services (excluding depreciation and impairment)	567,434	81.3%	519,477	74.2%
Depreciation and amortization	31,699	4.5%	31,074	4.4%
Selling, general, and administrative expenses	73,068	10.5%	78,648	11.2%
Impairment losses	22,923	3.3%	2,235	0.3%
Total costs and expenses	695,124	99.7%	631,434	90.2%
Income from operations	2,398	0.3%	68,676	9.8%
Interest expense	18,255	2.6%	20,073	2.9%
Interest income	(970)	(0.1%)	(1,424)	(0.2%)
Other income, net	(4,342)	(0.6%)	(3,049)	(0.4%)
(Loss) income before income taxes	(10,545)	(1.5%)	53,076	7.6%
Income tax (benefit) expense	(1,775)	(0.3%)	14,488	2.1%
Net (loss) income	$(8,770)	(1.3%)	$38,588	5.5%
Net (loss) income per common share:
Basic	$(0.07)		$0.33
Diluted	$(0.07)		$0.33
Weighted average number of common shares outstanding:
Basic	118,798		118,309
Diluted	118,798		118,371

The following table sets forth our results of operations including as a percentage of revenue for the six months ended July 4, 2026 and June 28, 2025 (in thousands, except per share data and percentages):

	Six Months Ended
	July 4, 2026		June 28, 2025
Revenue	$1,370,044		$1,368,354
Costs and expenses:
Cost of services (excluding depreciation and impairment)	1,118,357	81.6%	1,035,665	75.7%
Depreciation and amortization	62,776	4.6%	61,051	4.5%
Selling, general, and administrative expenses	144,197	10.5%	150,375	11.0%
Impairment losses	314,398	22.9%	3,745	0.3%
Total costs and expenses	1,639,728	119.7%	1,250,836	91.4%
(Loss) income from operations	(269,684)	(19.7%)	117,518	8.6%
Interest expense	36,475	2.7%	40,181	2.9%
Interest income	(1,812)	(0.1%)	(2,083)	(0.2%)
Other income, net	(3,435)	(0.3%)	(2,651)	(0.2%)
(Loss) income before income taxes	(300,912)	(22.0%)	82,071	6.0%
Income tax (benefit) expense	(2,310)	(0.2%)	22,326	1.6%
Net (loss) income	$(298,602)	(21.8%)	$59,745	4.4%
Net (loss) income per common share:
Basic	$(2.52)		$0.51
Diluted	$(2.52)		$0.50
Weighted average number of common shares outstanding:
Basic	118,648		118,274
Diluted	118,648		118,346

Comparison of the Three Months Ended July 4, 2026 and June 28, 2025

Revenue

	Three Months Ended		Change
	July 4, 2026	June 28, 2025	Amount	%
Early childhood education centers	$638,058	$647,675	$(9,617)	(1.5)%
Before- and after-school sites	59,464	52,435	7,029	13.4%
Total revenue	$697,522	$700,110	$(2,588)	(0.4)%

Total revenue decreased by $2.6 million, or 0.4%, for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025.

Revenue from early childhood education centers decreased by $9.6 million, or 1.5%, for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025. The decrease was driven from 4.0% lower enrollment, partially offset by 2.6% increase from higher tuition rates.

The $9.6 million decrease in revenue from early childhood education centers for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025 was comprised of $14.0 million lower ECE same-center revenue, partially offset by a $4.4 million net increase in revenue from centers that were not classified as same-centers.

Revenue from before- and after-school sites increased by $7.0 million, or 13.4%, for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025 primarily due to higher rates and opening new sites.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $48.0 million, or 9.2%, for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025. The increase was driven by $30.1 million of Employee Retention Credits ("ERC") recognized during the three months ended June 28, 2025, which offsets cost of services (excluding depreciation and impairment) in the comparative period. The increase was also attributable to $10.8 million higher insurance, janitorial, and utilities expenses, combined with an increase in marketing spend. Lastly, rent expense increased by $7.7 million due to new and acquired centers and sites as well as contractual rent increases.

Depreciation and amortization

Depreciation and amortization remained relatively consistent for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $5.6 million, or 7.1%, for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025. This decrease was driven by lower personnel costs primarily due to reduced incentive compensation expense reflective of operating performance and certain stock-based compensation awards becoming fully vested.

Impairment losses

Impairment losses increased by $20.7 million, for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025, primarily driven by more centers with reduced cash flow projections as a result of lower operational performances as well as center closures and early lease termination agreements executed during the three months ended July 4, 2026.

Interest expense

Interest expense decreased by $1.8 million, or 9.1%, for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025. This decrease was primarily driven by lower interest rates on the First Lien Term Loan Facility as a result of the July 2025 repricing amendment and lower outstanding principal, partially offset by losses on interest rate derivative contracts reclassified into net loss during the three months ended July 4, 2026 compared to gains reclassified into net income during the three months ended June 28, 2025.

Interest income

Interest income remained relatively consistent for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025.

Other income, net

Other income, net increased by $1.3 million for the three months ended July 4, 2026 as compared to the three months ended June 28, 2025. The increase was primarily comprised of net changes in realized and unrealized gains from investments held in deferred compensation asset trusts.

Income tax (benefit) expense

Income taxes decreased $16.3 million to an income tax benefit for the three months ended July 4, 2026, as compared to income tax expense for the three months ended June 28, 2025. The effective tax rate was 16.8% for the three months ended July 4, 2026, as compared to 27.3% for the three months ended June 28, 2025. Compared to the statutory rate, the reduction in the effective tax rate for the three months ended July 4, 2026, was primarily due to a true up of the 2025 tax provision, partially offset by the relative impact of recurring nondeductible expenses which had a proportionally greater impact to the effective tax rate when applied to the loss before income taxes for the three months ended July 4, 2026. Compared to the statutory rate, the difference in the effective tax rate for the three months ended June 28, 2025, was primarily due to the impact of state and local taxes.

Comparison of the Six Months Ended July 4, 2026 and June 28, 2025

Revenue

	Six Months Ended		Change
	July 4, 2026	June 28, 2025	Amount	%
Early childhood education centers	$1,248,229	$1,262,682	$(14,453)	(1.1)%
Before- and after-school sites	121,815	105,672	16,143	15.3%
Total revenue	$1,370,044	$1,368,354	$1,690	0.1%

Total revenue increased by $1.7 million, or 0.1%, for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025.

Revenue from early childhood education centers decreased by $14.5 million, or 1.1%, for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025. The decrease was driven from 3.5% lower enrollment, partially offset by 2.4% increase from higher tuition rates.

The $14.5 million decrease in revenue from early childhood education centers for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025 was comprised of $25.9 million lower ECE same-center revenue, partially offset by a $11.5 million net increase in revenue from centers that were not classified as same-centers.

Revenue from before- and after-school sites increased by $16.1 million, or 15.3%, for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025 primarily due to higher rates and opening new sites.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $82.7 million, or 8.0%, for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025. The increase was driven by $30.1 million of ERC recognized during the six months ended June 28, 2025, which offsets cost of services (excluding depreciation and impairment) in the comparative period. Additionally, the increase was attributable to $29.0 million higher insurance, janitorial, utilities and food costs, partially due to operating more centers and sites, combined with an increase in marketing spend. Rent expense increased $15.9 million due to new and acquired centers and sites as well as contractual rent increases. Lastly, the increase was also attributable to $5.0 million higher personnel costs due to increased wage rates.

Depreciation and amortization

Depreciation and amortization increased by $1.7 million, or 2.8%, for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025. This increase was primarily due to higher depreciation expense as a result of assets placed into service from new and acquired centers.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $6.2 million, or 4.1%, for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025. This decrease was driven by lower personnel costs primarily due to reduced incentive compensation expense reflective of operating performance, as well as lower stock-based compensation due to certain awards becoming fully vested combined with awards granted during the current period at a lower fair value than previously granted awards.

Impairment losses

Impairment losses increased by $310.7 million, for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025. This increase was driven by a $273.5 million goodwill impairment as a result of testing performed during the first quarter of fiscal 2026 triggered by the further deterioration in our market capitalization from a continued decline in our stock price. Additionally, impairment of long-lived assets increased by $37.1 million due to more centers with reduced cash flow projections as a result of lower operational performance as well as centers closed or identified for closure and early lease terminations executed during the six months ended July 4, 2026.

Interest expense

Interest expense decreased by $3.7 million, or 9.2%, for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025. This decrease was primarily driven by lower interest rates on the First Lien Term Loan Facility as a result of the July 2025 repricing amendment and lower outstanding principal, partially offset by losses on interest rate derivative contracts reclassified into net loss during the six months ended July 4, 2026 compared to gains reclassified into net income during the six months ended June 28, 2025.

Interest income

Interest income remained relatively consistent for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025.

Other income, net

Other income, net remained relatively consistent for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025 and was primarily comprised of net changes in realized and unrealized gains from investments held in deferred compensation asset trusts.

Income tax (benefit) expense

Income taxes decreased $24.6 million to an income tax benefit for the six months ended July 4, 2026, as compared to income tax expense for the six months ended June 28, 2025. The effective tax rate was 0.8% for the six months ended July 4, 2026 as compared to 27.2% for the six months ended June 28, 2025. Compared to the statutory rate, the reduction in the effective tax rate for the six months ended July 4, 2026 was primarily due to nondeductible goodwill impairment recorded during the first quarter of the fiscal year ending January 2, 2027. Compared to the statutory rate, the difference in the effective tax rate for the six months ended June 28, 2025, was due to state and local income taxes.

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

The following table shows EBIT, EBITDA, and adjusted EBITDA for the periods presented, and the reconciliation to its most comparable GAAP measure, net (loss) income, for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Net (loss) income	$(8,770)	$38,588	$(298,602)	$59,745
Add back:
Interest expense	18,255	20,073	36,475	40,181
Interest income	(970)	(1,424)	(1,812)	(2,083)
Income tax (benefit) expense	(1,775)	14,488	(2,310)	22,326
EBIT	$6,740	$71,725	$(266,249)	$120,169
Add back:
Depreciation and amortization	31,699	31,074	62,776	61,051
EBITDA	$38,439	$102,799	$(203,473)	$181,220
Add back:
Impairment losses (1)	22,923	2,235	314,398	3,745
Stock-based compensation (2)	1,663	3,461	4,171	7,534
COVID-19 Related Stimulus, net (3)	—	(26,050)	—	(26,713)
Other costs (4)	—	—	—	210
Adjusted EBITDA	$63,025	$82,445	$115,096	$165,996

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

The following table shows adjusted net income and adjusted net income per common share for the periods presented and the reconciliation to the most comparable GAAP measure, net (loss) income and net (loss) income per common share, respectively, for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2026	2025	2026	2025
Net (loss) income	$(8,770)	$38,588	$(298,602)	$59,745
Income tax (benefit) expense	(1,775)	14,488	(2,310)	22,326
Net (loss) income before income tax	$(10,545)	$53,076	$(300,912)	$82,071
Add back:
Amortization of intangible assets	2,074	2,309	4,148	4,618
Impairment losses (1)	22,923	2,235	314,398	3,745
Stock-based compensation (2)	1,663	3,461	4,171	7,534
COVID-19 Related Stimulus, net (3)	—	(26,050)	—	(26,713)
Other costs (4)	—	—	—	210
Adjusted income before income tax	16,115	35,031	21,805	71,465
Adjusted income tax expense (5)	6,222	9,042	7,691	18,445
Adjusted net income	$9,893	$25,989	$14,114	$53,020
Net (loss) income per common share:
Basic	$(0.07)	$0.33	$(2.52)	$0.51
Diluted	$(0.07)	$0.33	$(2.52)	$0.50
Adjusted net income per common share:
Basic	$0.08	$0.22	$0.12	$0.45
Diluted	$0.08	$0.22	$0.12	$0.45
Weighted average number of common shares outstanding:
Basic	118,798	118,309	118,648	118,274
Diluted	118,798	118,371	118,648	118,346

Explanation of add backs:

(1)
Represents impairment charges for goodwill and long-lived assets. Goodwill impairment recognized during the six months ended July 4, 2026 of $273.5 million was driven by the further deterioration in our market capitalization from a continued decline in our stock price during the first quarter of fiscal 2026. Impairments of long-lived assets for the periods presented was a result of reduced operating performance at certain centers due to the impact of changing demographics in certain locations in which we operate and current macroeconomic conditions on our overall operations, as well as centers closed or identified for closure and early lease terminations executed. Refer to Note 5 and Note 10 of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q for further information on our goodwill and long-lived asset impairment analysis.
(2)
Represents non-cash stock based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, Compensation: Stock Compensation.
(3)
Includes expense reimbursements and revenue arising from the COVID-19 pandemic, net of pass-through expenses incurred as a result of certain grant requirements. During both the three and six months ended June 28, 2025, we recognized $30.1 million of ERC offsetting cost of services (excluding depreciation and impairment) as well as $2.1 million in professional fees in selling, general, and administrative expenses as a result of calculating and filing for ERC. COVID-19 Related Stimulus is net of pass-through expenses incurred as stipulated within certain grants of $1.9 million during both the three and six months ended June 28, 2025. Additionally, we recognized $0.7 million during the six months ended June 28, 2025 in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment).
(4)
For the six months ended June 28, 2025, other costs include $0.2 million in costs related to our IPO. These costs represent items management believes are not indicative of core operating performance.
(5)
Includes the tax effect of the non-GAAP adjustments, calculated using the appropriate federal and state statutory tax rate and the applicable tax treatment for each adjustment. The non-GAAP tax rate was 38.6% and 35.3% for the three and six months ended July 4, 2026, respectively, and 25.8% for both the three and six months ended June 28, 2025. Our statutory rate is re-evaluated at least annually.

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

We expect to continue to meet our liquidity requirements for at least the next 12 months under current operating conditions with cash generated from operations, cash on hand, and to the extent necessary and available, through borrowings under the Credit Agreement. If the need arises for additional expenditures, we may seek additional funding. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2026. In the future, we may attempt to raise additional capital through the sale of equity securities or debt financing arrangements. Any future indebtedness we incur may result in terms that could be unfavorable to equity investors. We cannot provide assurance that we will be able to raise additional capital in the future on favorable terms, or at all. Any inability to raise capital could adversely affect our ability to achieve our business objectives.

Debt facilities

As of July 4, 2026, our Credit Agreement consists of a $962.0 million First Lien Term Loan Facility and a $262.5 million First Lien Revolving Credit Facility.

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

As of July 4, 2026, there were no outstanding borrowings under the First Lien Revolving Credit Facility and we had an available borrowing capacity of $187.7 million after giving effect to the outstanding letters of credit under the Credit Agreement of $74.8 million.

The interest rates effective as of July 4, 2026 were 6.48% on the First Lien Term Loan Facility, 2.00% on outstanding letters of credit in addition to a 0.125% fronting fee, and 0.25% on the unused portion of the First Lien Revolving Credit Facility.

The weighted average interest rate during the six months ended July 4, 2026 for the First Lien Term Loan Facility was 6.44%.

All obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions.

Under the Credit Agreement, the financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio (as defined in the Credit Agreement) to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding on the First Lien Revolving Credit Facility (excluding all letters of credit) exceeds 35% of total revolving commitments on such date. As this threshold was not met as of July 4, 2026 the quarterly maximum First Lien Term Loan Facility net leverage ratio financial covenant was not in effect. Nonfinancial loan covenants restrict our ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates.

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

As of July 4, 2026, we were in compliance with all covenants of the Credit Agreement.

In February 2024, we entered into a credit facilities agreement, dated as of February 1, 2024, which allows for $20.0 million in letters of credit to be issued (“LOC Agreement”). We pay an interest rate of 5.95% on any outstanding balance and 0.25% on any unused portion. The LOC Agreement matures in December 2026. As of July 4, 2026, there were $20.0 million outstanding letters of credit under the LOC Agreement.

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Refer to Note 8 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our debt facilities.

Cash flows

The following table summarizes our cash flows (in thousands) for the periods presented:

	Six Months Ended
	July 4, 2026	June 28, 2025
Cash provided by operating activities	$104,482	$133,490
Cash used in investing activities	(58,467)	(72,190)
Cash used in financing activities	(5,608)	(4,601)
Net change in cash, cash equivalents, and restricted cash	40,407	56,699
Cash, cash equivalents, and restricted cash at beginning of period	133,299	62,430
Cash, cash equivalents, and restricted cash at end of period	$173,706	$119,129

Net cash provided by operating activities

Cash provided by operating activities decreased by $29.0 million for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025 primarily due to the decline in operating performance driven by lower enrollment.

Net cash used in investing activities

Cash used in investing activities decreased by $13.7 million for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025, primarily driven by lower payments for acquisitions.

Net cash used in financing activities

Cash used in financing activities increased by $1.0 million for the six months ended July 4, 2026 as compared to the six months ended June 28, 2025. The increase was primarily due to higher principal payments on the First Lien Term Loan Facility driven by the timing of fiscal quarter ends.

Cash requirements

As of July 4, 2026, we had the following obligations:

•
Total lease obligations, including imputed interest, of $2.3 billion expected to be paid out as follows: $143.5 million for the remainder of fiscal 2026, $591.5 million in years two to three, $513.2 million in years four to five, and $1.1 billion thereafter through the maturity of our lease agreements. Refer to Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Long-term debt obligations, including interest, of $1.2 billion expected to be paid out as follows: $37.6 million for the remainder of fiscal 2026, $151.7 million in years two to three, and $1,021.4 million in years four to five through June 2030 when the First Lien Term Loan Facility matures. Refer to Note 8 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Self-insurance obligations of $83.4 million expected to be paid out as claims are settled and cash outflows cannot be estimated reliably.
•
Deferred compensation plan of $45.8 million expected to be paid out based on the individual plan participant and cash outflows cannot be estimated reliably.

•
Service arrangements which include certain information technology (“IT”), labor software, and maintenance services of $59.6 million expected to be paid out as follows: $7.2 million for the remainder of fiscal 2026, $32.2 million in years two to three, $12.5 million in years four to five, and $7.7 million thereafter.

Certain agreements may have cancellation penalties for which, if we were to cancel, we would be required to pay up to approximately $5.3 million. Other cancellation penalties cannot be estimated as we cannot predict the occurrence of future agreement cancellations. Refer to Note 11 and Note 13 of our audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2026 for additional detail related to our contractual obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of July 4, 2026, due to the material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 3, 2026. However, after giving full consideration to the material weakness described below, the Company's management has concluded that its condensed consolidated financial statements, present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

Remediation Plan for the Material Weakness

We continue to make progress toward remediating the material weakness in IT general controls previously identified and described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 3, 2026. During the quarter ended July 4, 2026, management continued to improve and test the design and operating effectiveness of internal controls in user access, change management, and computer operations to make further progress toward remediation of the identified material weakness, to respond to changes in the internal control environment (including those resulting from the enterprise resource planning system implementation), to correct deficiencies in IT general controls and other controls, and to preserve the effectiveness of existing internal controls.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On August 12, 2025, a purported Company stockholder filed a securities class action complaint in the United States District Court for the District of Oregon against the Company, Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, and Preston Grasty (collectively, the "KinderCare Defendants"), each of whom were officers or directors at the time of our IPO, Partners Group Holding AG, our majority stockholder, and the representatives of the underwriters in our IPO, Goldman Sachs & Co LLC, Morgan Stanley & Co LLC, Barclays Capital Inc., and UBS Securities LLC. A consolidated complaint was filed on February 6, 2026 alleging that defendants violated Sections 11, 15, and 12(a)(2) of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, and costs on behalf of purchasers and/or acquirers of common stock issued in the IPO, as well as unspecified equitable relief. On April 7, 2026, the KinderCare Defendants filed a Motion to Dismiss the complaint for failure to state a claim. After reply briefs were filed, a hearing on the Motion to Dismiss was scheduled for November 2026. We intend to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

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

For additional information regarding certain material legal proceedings, see Note 15 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended July 4, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

KinderCare Learning Companies, Inc.

Date: August 13, 2026	By:	/s/ John T. Wyatt
	Name:	John T. Wyatt
	Title:	Chief Executive Officer

Date: August 13, 2026	By:	/s/ Anthony Amandi
	Name:	Anthony Amandi
	Title:	Chief Financial Officer