Form 10-Q
period 2026-10-03
KinderCare Learning Companies, Inc.
filed 2026-11-12
CIK 1873529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2026

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

As of November 10, 2026, the registrant had 118,560,651 shares of common stock, $0.01 par value per share, outstanding.

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
•
impairment of goodwill, indefinite-lived intangible assets, or long-lived assets has negatively impacted, and may in the future negatively impact, our results of operations.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

KinderCare Learning Companies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	October 3, 2026	January 3, 2026
Assets
Current assets:
Cash and cash equivalents	$143,406	$133,205
Accounts receivable, net	113,343	118,523
Prepaid expenses and other current assets	63,143	106,291
Total current assets	319,892	358,019
Property and equipment, net of accumulated depreciation of 612,789 and 582,808	387,856	417,789
Goodwill	621,797	964,829
Intangible assets, net of accumulated amortization of 163,659 and 157,437	411,000	420,922
Operating lease right-of-use assets	1,867,121	1,500,786
Other assets	80,729	85,545
Total assets	$3,688,395	$3,747,890
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$159,039	$163,312
Current portion of long-term debt	9,620	9,620
Operating lease liabilities—current	137,097	146,594
Deferred revenue	46,336	49,577
Other current liabilities	63,150	115,762
Total current liabilities	415,242	484,865
Long-term debt, net	915,224	917,925
Operating lease liabilities—long-term	1,837,689	1,447,524
Deferred income taxes, net	32,760	35,454
Other long-term liabilities	102,466	106,860
Total liabilities	3,303,381	2,992,628
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, par value $0.01; 25,000 shares authorized; no shares issued and outstanding as of October 3, 2026 and January 3, 2026	—	—
Common stock, par value $0.01; 750,000 shares authorized; 118,534 shares issued and outstanding as of October 3, 2026 and 118,340 shares issued and outstanding as of January 3, 2026	1,185	1,183
Additional paid-in capital	846,620	841,301
Retained deficit	(466,192)	(82,619)
Accumulated other comprehensive income (loss)	3,401	(4,603)
Total shareholders' equity	385,014	755,262
Total liabilities and shareholders' equity	$3,688,395	$3,747,890

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue	$665,336	$676,830	$2,035,380	$2,045,184
Costs and expenses:
Cost of services (excluding depreciation and impairment)	551,234	543,139	1,669,591	1,578,804
Depreciation and amortization	30,341	31,019	93,117	92,070
Selling, general, and administrative expenses	72,555	73,043	216,752	223,418
Impairment losses	86,755	3,309	401,153	7,054
Total costs and expenses	740,885	650,510	2,380,613	1,901,346
(Loss) income from operations	(75,549)	26,320	(345,233)	143,838
Interest expense	18,303	24,095	54,778	64,276
Interest income	(967)	(1,731)	(2,779)	(3,814)
Other expense (income), net	316	(2,249)	(3,119)	(4,900)
(Loss) income before income taxes	(93,201)	6,205	(394,113)	88,276
Income tax (benefit) expense	(8,230)	1,655	(10,540)	23,981
Net (loss) income	$(84,971)	$4,550	$(383,573)	$64,295
Other comprehensive income (loss), net of tax:
Change in net gains (losses) on cash flow hedges	2,510	(381)	8,004	(6,879)
Total comprehensive (loss) income	$(82,461)	$4,169	$(375,569)	$57,416
Net (loss) income per common share:
Basic	$(0.71)	$0.04	$(3.23)	$0.54
Diluted	$(0.71)	$0.04	$(3.23)	$0.54
Weighted average number of common shares outstanding:
Basic	118,862	118,353	118,719	118,300
Diluted	118,862	118,413	118,719	118,368

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

(In thousands)

	Three Months Ended October 3, 2026
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of July 4, 2026	118,517	$1,185	$845,332	$(381,221)	$891	$466,187
Issuance of common stock upon settlement of restricted stock units	25	—	—			—
Common stock withheld for taxes in net settlement of restricted stock units	(8)	—	(19)			(19)
Stock-based compensation			1,307			1,307
Other comprehensive income, net of tax					2,510	2,510
Net loss				(84,971)		(84,971)
Balance as of October 3, 2026	118,534	$1,185	$846,620	$(466,192)	$3,401	$385,014

	Three Months Ended September 27, 2025
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of June 28, 2025	118,123	$1,181	$836,891	$90,006	$(3,799)	$924,279
Issuance of common stock upon settlement of restricted stock units	27	—	—			—
Common stock withheld for taxes in net settlement of restricted stock units	(9)	—	(65)			(65)
Stock-based compensation			2,826			2,826
Other comprehensive loss, net of tax					(381)	(381)
Net income				4,550		4,550
Balance as of September 27, 2025	118,141	$1,181	$839,652	$94,556	$(4,180)	$931,209

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited) (continued)

(In thousands)

	Nine Months Ended October 3, 2026
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of January 3, 2026	118,340	$1,183	$841,301	$(82,619)	$(4,603)	$755,262
Issuance of common stock upon settlement of restricted stock units	255	2	(2)			—
Common stock withheld for taxes in net settlement of restricted stock units	(61)	—	(157)			(157)
Stock-based compensation			5,478			5,478
Other comprehensive income, net of tax					8,004	8,004
Net loss				(383,573)		(383,573)
Balance as of October 3, 2026	118,534	$1,185	$846,620	$(466,192)	$3,401	$385,014

	Nine Months Ended September 27, 2025
					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	(Deficit)	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance as of December 28, 2024	117,985	$1,180	$830,369	$30,261	$2,699	$864,509
Issuance of common stock upon settlement of restricted stock units	222	2	(2)			—
Common stock withheld for taxes in net settlement of restricted stock units	(66)	(1)	(850)			(851)
Stock-based compensation			10,135			10,135
Other comprehensive loss, net of tax					(6,879)	(6,879)
Net income				64,295		64,295
Balance as of September 27, 2025	118,141	$1,181	$839,652	$94,556	$(4,180)	$931,209

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Operating activities:
Net (loss) income	$(383,573)	$64,295
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	93,117	92,070
Impairment losses	401,153	7,054
Change in deferred taxes	(5,479)	5,898
Loss on extinguishment of long-term debt, net	—	5,434
Amortization of debt issuance costs	4,514	4,635
Stock-based compensation	5,478	10,135
Realized and unrealized gains from investments held in deferred compensation asset trusts	(1,675)	(3,850)
Gain on disposal of property and equipment	(8)	(82)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	5,180	1,035
Prepaid expenses and other current assets	46,444	(9,888)
Other assets	7,031	7,381
Accounts payable and accrued liabilities	338	40,314
Leases	(9,521)	22,729
Deferred revenue	(3,241)	2,938
Other current liabilities	(48,940)	(14,456)
Other long-term liabilities	(1,018)	(1,241)
Related party payables	—	(119)
Cash provided by operating activities	109,800	234,282
Investing activities:
Purchases of property and equipment	(89,727)	(95,925)
Payments for acquisitions, net of cash acquired	(1,759)	(17,544)
Proceeds from the disposal of property and equipment	16	169
Investments in deferred compensation asset trusts	(4,590)	(4,885)
Proceeds from deferred compensation asset trust redemptions	4,726	3,762
Cash used in investing activities	(91,334)	(114,423)
Financing activities:
Payments of deferred offering costs	—	(275)
Principal payments of long-term debt	(7,215)	(4,834)
Payments of debt issuance costs	—	(317)
Repayments of promissory notes	(212)	(250)
Payments of financing lease obligations	(775)	(934)
Tax payments related to net settlement of restricted stock units	(157)	(851)
Cash used in financing activities	(8,359)	(7,461)
Net change in cash, cash equivalents, and restricted cash	10,107	112,398
Cash, cash equivalents, and restricted cash at beginning of period	133,299	62,430
Cash, cash equivalents, and restricted cash at end of period	$143,406	$174,828

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited)

KinderCare Learning Companies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

(In thousands)

	Nine Months Ended
	October 3, 2026	September 27, 2025
Reconciliation of cash, cash equivalents, and restricted cash to the unaudited condensed consolidated balance sheets:
Cash and cash equivalents	$143,406	$174,733
Restricted cash included within other assets	—	95
Total cash, cash equivalents, and restricted cash at end of period	$143,406	$174,828
Supplemental cash flow information:
Cash paid for interest, net	$50,972	$49,833
Cash paid for income taxes, net of refunds	1,031	15,008
Cash paid for amounts included in the measurement of operating lease liabilities	250,930	208,899
Non-cash operating activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities, net	$518,474	$230,610
Deferred cloud computing implementation costs included in accounts payable	179	25
Non-cash investing and financing activities:
Property and equipment additions included in accounts payable and accrued liabilities	$6,985	$11,083
Finance lease right-of-use assets obtained in exchange for finance lease liabilities, net	83	115
Reductions to finance lease right-of-use assets resulting from reductions to finance lease liabilities	—	1,261
Contingent consideration and holdbacks payable for acquisitions	—	1,300

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

Community-Based and Employer-Sponsored Early Childhood Education and Care—The Company provides early childhood education and care services, as well as back-up care, primarily marketed under the names KinderCare Learning Centers and Crème School. Additionally, the Company partners with employer sponsors under a variety of arrangements such as discounted rent, enrollment guarantees, or an arrangement whereby the center is managed by the Company in return for a management fee. As of October 3, 2026, the Company provided community-based and employer-sponsored early childhood education and care services through 1,556 centers with a licensed capacity of 209,418 children in 41 states and the District of Columbia.

Before- and After-School Educational Services—The Company provides before- and after-school educational services for preschool and school-age children under the name Champions. As of October 3, 2026, Champions offered educational services through 1,208 sites in 29 states and the District of Columbia. These sites primarily operate at elementary school facilities.

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

The unaudited condensed consolidated interim financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended October 3, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending January 2, 2027 or for any other future annual or interim period.

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

A portion of the Company's food costs are reimbursed through the federal Child and Adult Care Food Program. The program is operated by states to partially or fully offset the cost of food for children that meet certain criteria. The Company recognized food subsidies of $14.2 million and $13.8 million during the three months ended October 3, 2026 and September 27, 2025, respectively, and food subsidies of $40.9 million and $40.4 million during the nine months ended October 3, 2026 and September 27, 2025, respectively, offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Company receives grant funding from various governmental programs and agencies for expenses including teacher compensation, classroom supplies, and other center operating costs, of which a portion is incurred incrementally in accordance with certain grant requirements. Grants of $9.4 million and $12.0 million during the three months ended October 3, 2026 and September 27, 2025, respectively, and grants of $32.4 million and $36.8 million during the nine months ended October 3, 2026 and September 27, 2025, respectively, were recognized as reimbursements offsetting cost of services (excluding depreciation and impairment) in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Grants receivable are recognized for grants that meet the Company's recognition criteria but have not yet been received, while deferred grants represent amounts received that do not yet meet such criteria. There were no grants receivable as of October 3, 2026 and as of January 3, 2026, the Company recorded $0.3 million in grants receivable within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. As of October 3, 2026 and January 3, 2026, the Company recorded $8.1 million and $8.5 million in deferred grants, respectively, within other current liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 7, Other Current Liabilities, for additional information.

COVID-19 Related Stimulus

The Employee Retention Credit (“ERC”), established by the Coronavirus Aid, Relief and Economic Security Act, extended and expanded by several subsequent governmental acts, allows eligible businesses to claim a per employee payroll tax credit based on a percentage of qualified wages, including health care expenses, paid during calendar year 2020 through September 2021. During the fiscal year ended December 30, 2023, the Company received reimbursements of $62.0 million in cash tax refunds for ERC claimed, along with $2.3 million in interest income. Due to the unprecedented nature of ERC legislation and the changing administrative guidance, not all of the ERC reimbursements received have met the Company's recognition criteria. As of both October 3, 2026 and January 3, 2026, total deferred ERC liabilities of $12.3 million was recorded in other long-term liabilities on the unaudited condensed consolidated balance sheets. Additionally, as of both October 3, 2026 and January 3, 2026, the Company has $3.4 million in ERC receivables recorded in other assets on the unaudited condensed consolidated balance sheets as there is reasonable assurance these reimbursements will be received. Refer to Note 2, Government Assistance, and Note 20, Income Taxes, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K for further information regarding the ERC.

3.
REVENUE RECOGNITION

Contract Balances

Deferred revenue is recorded when payments are received or due in advance of the Company’s performance under the contract, which is recognized as revenue as the performance obligation is satisfied. Payment from parents for tuition is typically received in advance on a weekly or monthly basis, in which case the revenue is deferred and recognized as the performance obligation is satisfied. Tuition that is supplemented or paid by government agencies or employer sponsors is typically received subsequent to when the child care services have been rendered and the performance obligation has been satisfied. Deferred revenue on the unaudited condensed consolidated balance sheets may fluctuate across reporting periods due to the timing of period ends and calendar holidays relative to the Company's billing cycle, as well as seasonal enrollment patterns. As the Company has an unconditional right to consideration upon satisfying its performance obligations, no contract assets are recognized. During the three and nine months ended October 3, 2026, $0.5 million and $49.2 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of January 3, 2026. During the three and nine months ended September 27, 2025, $0.1 million and $26.0 million, respectively, was recognized as revenue related to the deferred revenue balance recorded as of December 28, 2024.

The Company applied the practical expedient of expensing costs incurred to obtain a contract if the amortization period of the asset is one year or less. Sales commissions are expensed as incurred in selling, general, and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Disaggregation of Revenue

The following table disaggregates total revenue between education centers and school sites (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Early childhood education centers	$607,342	$626,987	$1,855,571	$1,889,669
Before- and after-school sites	57,994	49,843	179,809	155,515
Total revenue	$665,336	$676,830	$2,035,380	$2,045,184

Revenue generated at early childhood education centers from families whose tuition is partially or fully subsidized by amounts received from government agencies was $242.4 million and $252.2 million during the three months ended October 3, 2026 and September 27, 2025, respectively, and $725.6 million and $751.2 million during the nine months ended October 3, 2026 and September 27, 2025, respectively.

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

4.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets included the following (in thousands):

	October 3, 2026	January 3, 2026
Prepaid income taxes	$18,662	$13,390
Prepaid insurance	11,251	21,822
Prepaid computer maintenance	9,032	6,698
Deferred compensation plan	7,586	3,329
Cloud computing implementation costs, net	4,533	4,422
Prepaid property taxes	3,418	2,412
Interest rate derivative contracts	3,296	—
Prepaid rent	1,024	1,226
Insurance receivables	—	49,056
Other	4,341	3,936
Total prepaid expenses and other current assets	$63,143	$106,291

5.
GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of January 3, 2026	$964,829
Additions from acquisitions	1,869
Impairment	(344,901)
Balance as of October 3, 2026	$621,797

The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if impairment indicators exist. During the first quarter of the fiscal year ending January 2, 2027, the Company's market capitalization deteriorated due to a decline in stock price, which was considered to be an impairment indicator for goodwill. The Company used the market approach based on market capitalization and determined the fair value of the early childhood education centers reporting unit did not exceed its carrying value. The excess of the reporting unit’s carrying value over its fair value of $273.5 million was recognized as an impairment to goodwill. As of the April 4, 2026 measurement date, the adjusted balance of goodwill related to the early childhood education centers reporting unit was $644.5 million. Additionally, during the third quarter of the fiscal year ending January 2, 2027, the Company's market capitalization deteriorated further in relation to the testing performed during the first quarter, and $71.4 million was recognized as an impairment to goodwill equal to the excess of the early childhood education centers reporting unit's carrying value over its fair value. As of October 3, 2026, the adjusted balance of goodwill related to the early childhood education centers reporting unit was $574.4 million. The before- and after-school reporting unit had an estimated fair value that substantially exceeded its carrying value in both the first and third quarters of the fiscal year ending January 2, 2027, resulting in no impairment to the reporting unit.

During the three and nine months ended October 3, 2026, goodwill impairment of $71.4 million and $344.9 million, respectively, was recognized within impairment losses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. No goodwill impairment was recognized during the three and nine months ended September 27, 2025. As of October 3, 2026 and January 3, 2026, goodwill recorded on the unaudited condensed consolidated balance sheets is net of accumulated impairment losses of $522.9 million and $178.0 million, respectively.

The Company tests indefinite-lived trade names and trademarks for impairment on an annual basis on the first day of the fourth quarter, or more frequently if impairment indicators exist. During the third quarter of the fiscal year ending January 2, 2027, the sustained decline in enrollment at early childhood education centers as well as the Company’s lower market capitalization resulting in a higher weighted average cost of capital were considered impairment indicators for the KinderCare and other legacy brand indefinite-lived trade names and trademarks. The Company estimates the fair value of indefinite-lived trade names and trademarks using the relief-from-royalty method. Based on this quantitative analysis, the Company determined that the fair value of the KinderCare indefinite-lived trade name and trademark exceeded its carrying value, resulting in no impairment for that asset. The Company recognized $3.7 million of impairment losses related to certain legacy trade names and trademarks, resulting in no remaining carrying value for these certain legacy trade names and trademarks. These impairment losses were recognized within impairment losses in the unaudited condensed consolidated statements of operations and comprehensive

(loss) income during the three and nine months ended October 3, 2026. There was no impairment of indefinite-lived trade names or trademarks recognized during the three and nine months ended September 27, 2025.

Adverse changes in the Company’s market capitalization as well as changes in key assumptions, including higher discount rates or weaker operating results, could result in impairment in future periods, which could be material to the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Refer to Note 10, Fair Value Measurements, for further information regarding the inputs utilized in the estimation of reporting unit and indefinite-lived trade names and trademarks fair values.

6.
LEASES

Right-of-use (“ROU”) assets and lease liabilities balances were as follows (in thousands):

	October 3, 2026	January 3, 2026
Assets:
Operating lease right-of-use assets	$1,867,121	$1,500,786
Finance lease right-of-use assets	2,709	3,394
Total lease right-of-use assets	$1,869,830	$1,504,180
Liabilities—current:
Operating lease liabilities	$137,097	$146,594
Finance lease liabilities	1,059	1,022
Total current lease liabilities	138,156	147,616
Liabilities—long-term:
Operating lease liabilities	1,837,689	1,447,524
Finance lease liabilities	2,012	2,741
Total long-term lease liabilities	1,839,701	1,450,265
Total lease liabilities	$1,977,857	$1,597,881

Finance lease ROU assets are included in other assets and finance lease liabilities are included in other current liabilities and other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 10, Fair Value Measurements, for information regarding impairment of ROU assets.

In August 2026, the Company entered into an Amended and Restated Fifth Amendment ("A&R Fifth Amendment") to the Master Lease Agreement dated August 1, 2015, as amended ("Lease Agreement") with landlord KCP RE LLC, relating to 545 early childhood education centers. Under the A&R Fifth Amendment, the lease terms for a majority of the centers were extended. The Company accounted for the A&R Fifth Amendment as a lease modification during the third quarter of the fiscal year ending January 2, 2027, which resulted in a $386.8 million increase in operating lease right-of-use assets and operating lease liabilities. Additionally, as a result of the modification, undiscounted future lease payments under non-cancellable leases increased $598.7 million over the extended lease terms and by $380.5 million for option years reasonably certain to be exercised.

Lease Expense

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Lease expense:
Operating lease expense	$80,588	$75,912	$238,064	$223,494
Finance lease expense:
Amortization of right-of-use assets	257	259	768	940
Interest on lease liabilities	67	74	218	249
Short-term lease expense	2,997	2,620	7,580	8,618
Variable lease expense	19,056	19,594	63,559	56,465
Total lease expense	$102,965	$98,459	$310,189	$289,766

Other Information

The weighted average remaining lease term and the weighted average discount rate were as follows:

	October 3, 2026	January 3, 2026
Weighted average remaining lease term (in years) (Operating)	13	9
Weighted average remaining lease term (in years) (Finance)	4	5
Weighted average discount rate (Operating)	8.6%	9.2%
Weighted average discount rate (Finance)	8.3%	8.6%

Maturity of Lease Liabilities

The following table summarizes the maturity of lease liabilities as of October 3, 2026 (in thousands):

	Finance Leases	Operating Leases	Total Leases
Remainder of 2026	$314	$58,921	$59,235
2027	1,236	318,024	319,260
2028	709	299,716	300,425
2029	433	280,337	280,770
2030	403	259,265	259,668
Thereafter	445	2,084,867	2,085,312
Total lease payments	3,540	3,301,130	3,304,670
Less imputed interest	469	1,326,344	1,326,813
Present value of lease liabilities	3,071	1,974,786	1,977,857
Less current portion of lease liabilities	1,059	137,097	138,156
Long-term lease liabilities	$2,012	$1,837,689	$1,839,701

As of October 3, 2026, the Company had entered into additional operating leases that have not yet commenced with total fixed payment obligations of $236.1 million. The leases are expected to commence between 2026 and 2029 and have initial lease terms ranging from approximately 15 to 18 years.

The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The rates are estimated using key inputs such as credit ratings, base rates, and spreads, which considered the rates on the Company's first lien term loan.

7.
OTHER CURRENT LIABILITIES

Other current liabilities included the following (in thousands):

	October 3, 2026	January 3, 2026
Self-insurance obligations	$34,201	$80,280
Deferred grants	8,098	8,456
Deferred compensation plan	7,586	3,329
Long-term incentive plan	6,350	11,919
Accrued rent	2,441	3,385
Financing lease obligations	1,059	1,022
Interest rate derivative contracts	—	3,639
Other	3,415	3,732
Total other current liabilities	$63,150	$115,762

8.
LONG-TERM DEBT

Long-term debt included the following (in thousands):

	October 3, 2026	January 3, 2026
First lien term loans	$949,938	$957,153
Debt issuance costs, net	(25,094)	(29,608)
Total debt	924,844	927,545
Current portion of long-term debt	(9,620)	(9,620)
Long-term debt, net	$915,224	$917,925

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

All obligations under the Credit Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions. The Company's financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio. The First Lien Term Loan Facility net leverage ratio is required to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding under the First Lien Revolving Credit Facility, excluding all letters of credit, exceeds 35% of total revolving commitments on such date. Nonfinancial loan covenants restrict the Company’s ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates. As of October 3, 2026, the Company was in compliance with the covenants of the Credit Agreement.

An annual calculation of excess cash flows determines if the Company will be required to make a mandatory prepayment on the First Lien Term Loan Facility. Mandatory prepayments would reduce future required quarterly principal payments.

As of both October 3, 2026 and January 3, 2026, the Company had no outstanding borrowings on the First Lien Revolving Credit Facility. As of October 3, 2026 and January 3, 2026, the Company had available borrowing capacities of $187.7 million and $189.7 million after giving effect to outstanding letters of credit under the Credit Agreement of $74.8 million and $72.8 million, respectively.

No debt issuance costs were incurred during the three and nine months ended October 3, 2026. The Company capitalized original issue discount and debt issuance costs of less than $0.1 million and $0.3 million during the three and nine months ended September 27, 2025, respectively, related to the February 2025 and July 2025 amendments to the Credit Agreement. These costs are being amortized over the terms of the related debt instruments and amortization expense is included within interest expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Company did not incur any gain or loss on extinguishment of debt during the three and nine months ended October 3, 2026. The Company recognized a $5.4 million loss on extinguishment of debt during the three and nine months ended September 27, 2025, related to the unamortized original issue discount and deferred financing costs that were written off in connection with certain lenders that had reduced principal holdings or did not participate in the loan syndication as a result of the July 2025 amendment to the Credit Agreement. Losses from extinguishment of debt are recognized in interest expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

Future principal payments on long-term debt for the remaining fiscal year ending January 2, 2027 and for the fiscal years thereafter are as follows (in thousands):

Remainder of 2026	$2,405
2027	9,620
2028	9,620
2029	7,215
2030	921,078
$949,938

Other Credit Facilities—In February 2024, the Company entered into a credit facilities agreement (the “LOC Agreement”) which allows for $20.0 million in letters of credit to be issued. The Company pays certain fees under the LOC Agreement, including fees on the outstanding balance of letters of credit at a rate of 5.95% per annum and fees on the unused portion of letters of credit at a rate of 0.25% per annum. Fees on the letters of credit are payable in arrears on the last business day of each March, June, September, and December. The LOC Agreement matures in December 2026. The Company had $20.0 million outstanding letters of credit under the LOC Agreement as of October 3, 2026 and January 3, 2026.

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

As of October 3, 2026, the Company's derivatives are considered highly effective. The Company estimates that $3.3 million, before income taxes, of deferred gains recognized within accumulated other comprehensive income (loss) as of October 3, 2026 will be reclassified as a decrease in interest expense within the next 12 months. Actual amounts reclassified into net (loss) income during the next 12 months are dependent on changes in the three-month SOFR.

The following tables present the amounts affecting the unaudited condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Derivatives Designated as Cash Flow Hedging Instruments
	Gain (Loss) Recognized in Other Comprehensive (Loss) Income	Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Earnings	Total Effect on Other Comprehensive (Loss) Income
Three Months Ended October 3, 2026
Interest rate derivative contracts	$3,128	$255	$3,383
Income tax effect	(807)	(66)	(873)
Net of income taxes	$2,321	$189	$2,510

Three Months Ended September 27, 2025
Interest rate derivative contracts	$337	$(851)	$(514)
Income tax effect	(87)	220	133
Net of income taxes	$250	$(631)	$(381)

	Derivatives Designated as Cash Flow Hedging Instruments
	Gain (Loss) Recognized in Other Comprehensive (Loss) Income	Loss (Gain) Reclassified from Accumulated Other Comprehensive (Loss) Income into Earnings	Total Effect on Other Comprehensive (Loss) Income
Nine Months Ended October 3, 2026
Interest rate derivative contracts	$9,798	$991	$10,789
Income tax effect	(2,529)	(256)	(2,785)
Net of income taxes	$7,269	$735	$8,004

Nine Months Ended September 27, 2025
Interest rate derivative contracts	$(6,604)	$(2,669)	$(9,273)
Income tax effect	1,705	689	2,394
Net of income taxes	$(4,899)	$(1,980)	$(6,879)

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

Investments held for the Deferred Compensation Plan—The Company records the fair value of the investments and cash and cash equivalents held for the deferred compensation plan in other assets on the unaudited condensed consolidated balance sheets. The carrying value of cash and cash equivalents held in the fund approximates fair value, and the amounts were not material as of October 3, 2026 and January 3, 2026. The investments held in the plan consist of mutual funds and money market funds with fair values that can be corroborated by prices for identical assets and therefore are classified as Level 1 investments under the fair value hierarchy.

The following tables summarize the composition of the underlying investments in the Company's deferred compensation plan trust assets, excluding cash and cash equivalents (in thousands):

		Fair Value Measurements Using
	Balance as of October 3, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,066	$6,066	$—	$—
Mutual Funds	39,387	39,387	—	—
	$45,453	$45,453	$—	$—

		Fair Value Measurements Using
	Balance as of January 3, 2026	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Funds	$6,733	$6,733	$—	$—
Mutual Funds	37,389	37,389	—	—
	$44,122	$44,122	$—	$—

Goodwill, Indefinite-Lived Intangible Assets, and Long-Lived Assets—Fair value assessments of the reporting units utilized within the goodwill impairment test are considered Level 3 measurements due to the significance of unobservable inputs developed using Company specific information. Specifically, during the first and third quarters of the fiscal year ending January 2, 2027, the market approach utilized for the quantitative goodwill impairment test incorporated Level 3 inputs including the application of a control premium, which was estimated using expected synergies that would be realized by a hypothetical buyer. Additionally, the Company utilizes Level 2 inputs within quantitative goodwill impairment tests under the market approach, including the estimated fair value of the Company’s long-term debt. Refer to this note under the subsection titled "Long-Term Debt" for additional detail on the estimated fair value of the Company's long-term debt.

During the third quarter of the fiscal year ending January 2, 2027, the relief-from-royalty method utilized for the quantitative indefinite-lived intangible asset impairment tests require the use of Level 3 inputs including estimated future revenue attributable to the services using the trade names and trademarks, the discount rate, estimated long-term revenue growth rates using the terminal value technique, and estimated royalty rates.

During the three and nine months ended October 3, 2026 and September 27, 2025, triggering events occurred at specific center asset groups due to lower-than-expected center operating performance or a decision to close a center prior to the end of its lease term, which resulted in reduced cash flow projections over the remaining center asset groups' useful lives. The initial recoverability test identified specific center asset groups, comprised of property and equipment and lease ROU assets, that had carrying values in excess of the estimated undiscounted future cash flows. For those center asset groups, a fair value assessment was performed using the discounted cash flow (“DCF”) method under the income approach and impairments of property and equipment and lease ROU assets were recognized. Fair value assessments performed for long-lived assets are considered a Level 3 measurement as the Company typically estimates fair value of the asset group using the DCF method under the income approach which is based on unobservable inputs including future cash flow projections, market-based inputs including as-is market rents, and discount rate assumptions, as appropriate.

The following table presents the amount of impairment expense of goodwill, indefinite-lived intangible assets, and long-lived assets (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Impairment of goodwill	$71,372	$—	$344,901	$—
Impairment of lease right-of-use assets	7,749	510	23,854	796
Impairment of property and equipment	3,934	$2,799	28,698	$6,258
Impairment of indefinite-lived intangible assets	3,700	—	3,700	—
Total impairment losses	$86,755	$3,309	$401,153	$7,054

Refer to Note 5, Goodwill and Intangible Assets, and Note 6, Leases, for additional information regarding the Company's goodwill, indefinite-lived intangible assets, and ROU assets.

Derivative Financial Instruments—The Company's derivative financial instruments include interest rate derivative contracts. The fair value of derivative financial instruments is determined using observable market inputs such as quoted prices for similar instruments, forward pricing curves, and interest rates, and considers nonperformance risk of the Company and its counterparties, and as such, derivative financial instruments are classified as Level 2. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contracts. As of October 3, 2026, interest rate derivatives of $3.3 million were recorded in prepaid expenses and other current assets and $1.3 million were recorded in other assets. As of January 3, 2026, interest rate derivatives of $3.6 million were recorded in other current liabilities and $2.6 million were recorded in other long-term liabilities on the unaudited condensed consolidated balance sheets. Refer to Note 4, Prepaid Expenses and Other Current Assets, Note 7, Other Current Liabilities, and Note 9, Risk Management and Derivatives, for additional information regarding the Company’s derivative financial instruments.

Long-Term Debt—The Company records long-term debt on the unaudited condensed consolidated balance sheets net of unamortized issuance costs. The estimated fair value of first lien term loans was $872.8 million as of October 3, 2026 and $938.0 million as of January 3, 2026 and is based on mid-point prices, or prices for similar instruments from active markets, on the balance sheet date. Judgment is required to develop these estimates, and as such, the first lien term loan and the first lien revolving credit facility are classified as Level 2. Refer to Note 8, Long-term Debt, for additional information regarding the Company's long-term debt.

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

11.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss), net of tax, are comprised of unrealized gains and losses on cash flow hedging instruments, and were as follows (in thousands):

Balance as of January 3, 2026	$(4,603)
Other comprehensive gains before reclassifications	7,269
Reclassifications to net income (loss) of previously deferred losses	735
Balance as of October 3, 2026	$3,401

Balance as of December 28, 2024	$2,699
Other comprehensive losses before reclassifications	(4,899)
Reclassifications to net income (loss) of previously deferred gains	(1,980)
Balance as of September 27, 2025	$(4,180)

12.
STOCK-BASED COMPENSATION

2022 Incentive Award Plan—The 2022 Incentive Award Plan (“2022 Plan”), provides for the issuance of share-based awards, including stock options and restricted stock units (“RSUs”). Pursuant to the evergreen provisions of the 2022 Plan effective the first day of each calendar year beginning January 1, 2026, the number of shares reserved for the 2022 Plan will be increased unless otherwise determined by the Company’s Board. Under this provision for the calendar year beginning January 1, 2026, the number of shares of the Company's common stock reserved for awards under the 2022 Plan increased by 4.7 million shares, which was ratified by the Company's Board. As of October 3, 2026, the Company had 20.4 million shares authorized for issuance under the 2022 Plan. Refer to Note 17, Shareholders' Equity and Stock-based Compensation, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K for additional detail on the terms of the 2022 Plan.

Under the 2022 Plan, the Company granted 0.1 million RSUs at a weighted average grant date fair value of $3.76 per RSU during the three months ended October 3, 2026. There were no stock options granted during the three months ended October 3, 2026. The Company granted 3.7 million stock options with a weighted average exercise price of $1.93 at a weighted average grant date fair value of $1.15 per stock option as well as 2.7 million RSUs at a weighted average grant date fair value of $2.06 per RSU during the nine months ended October 3, 2026. Awards granted to employees during the three and nine months ended October 3, 2026, generally have a service-based vesting condition for which the awards vest 25% upon the first anniversary of the grant date and the remaining in equal quarterly installments over the following three years, subject to the retirement eligibility of individual holders, except for certain executive awards which vest 50% on the second anniversary of the grant date and in equal annual installments for the following two years. Stock options generally have a 10-year term for exercise, except for certain executive stock options that have a 5-year term for exercise. RSUs granted to the Company's board of directors during the three and nine months ended October 3, 2026 have a service-based vesting condition for which the awards vest over approximately one year subject to continued service.

Stock-based Compensation Expense—Total stock-based compensation expense for all stock-based compensation awards was $1.3 million and $2.8 million during the three months ended October 3, 2026 and September 27, 2025, respectively, and $5.5 million and $10.4 million during the nine months ended October 3, 2026 and September 27, 2025, respectively, and was recognized in selling, general, and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. As of October 3, 2026, the total unrecognized stock-based compensation expense for stock options and RSUs, net of estimated forfeitures, was $10.9 million, which will be recognized over the remaining weighted average period of 3.0 years.

13.
NET (LOSS) INCOME PER COMMON SHARE

The reconciliations of basic and diluted net (loss) income per common share for the three and nine months ended October 3, 2026 and September 27, 2025 are set forth in the table below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Net (loss) income available to common shareholders, basic and diluted	$(84,971)	$4,550	$(383,573)	$64,295
Weighted average number of common shares outstanding, basic	118,862	118,353	118,719	118,300
Effect of dilutive securities	—	60	—	68
Weighted average number of common shares outstanding, diluted	118,862	118,413	118,719	118,368
Net (loss) income per common share:
Basic	$(0.71)	$0.04	$(3.23)	$0.54
Diluted	$(0.71)	$0.04	$(3.23)	$0.54

During the three and nine months ended October 3, 2026, 5.2 million shares of common stock from stock options and 2.6 million from RSUs were excluded from the calculation of diluted net (loss) income per common share as their effect was antidilutive due to a net loss available to common shareholders. During the three and nine months ended September 27, 2025, 2.5 million shares of common stock from stock options for both periods and 0.8 million and 0.6 million from RSUs, respectively, were excluded from the calculation of diluted net (loss) income per common share as their effect was antidilutive.

14.
INCOME TAXES

The Company’s effective tax rates were 8.8% and 26.7% for the three months ended October 3, 2026 and September 27, 2025, respectively, and 2.7% and 27.2% for the nine months ended October 3, 2026 and September 27, 2025, respectively. The Company was in an overall tax benefit position for both the three and nine months ended October 3, 2026. Compared to the statutory rate, the reduction in the effective tax rate for the three months ended October 3, 2026 was primarily due to nondeductible goodwill impairment during the third quarter, combined with the relative impact of recurring nondeductible expenses which had a proportionally greater impact on the effective tax rate when applied to the loss before income taxes for the three months ended October 3, 2026. Additionally, the effective tax rate for the nine months ended October 3, 2026, was impacted by the nondeductible goodwill impairment during the first and third quarters of the fiscal year ending January 2, 2027.

The Company's interim tax provision is calculated using the estimated annual effective tax rate applied to year-to-date pre-tax activity, adjusted for discrete items recognized in the period.

The Company considers all available positive and negative evidence when assessing the carrying amount of its deferred tax assets. Evidence includes the anticipated impact on future taxable income arising from the reversal of temporary differences, actual operating results for the trailing twelve quarters, the ongoing assessment of financial performance, and available tax planning strategies, if any, that management considers prudent and feasible. No valuation allowance was required as of October 3, 2026 and January 3, 2026. The Company will continue to reassess the carrying amount of its deferred tax assets.

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

The Company reexamines its estimates of probable liabilities and insurance receivables at least quarterly and, where appropriate, makes adjustments to its reasonably estimated losses and accruals to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As a result, the current accruals and/or estimates of loss and the estimates of the potential impact on the Company’s unaudited condensed consolidated financial statements for the legal proceedings against the Company may change over time.

Refer to Note 1, Organization and Summary of Significant Accounting Policies, within the audited consolidated financial statements for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K for additional information on the Company’s self-insurance obligations and related insurance receivables. The Company believes the resolution of pending legal matters will not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Settlement of General Liability Claim

In February 2024, an action was commenced against the Company for damages for personal injuries. In February 2026, the Company and the plaintiffs entered into a memorandum of agreement relating to the settlement of this matter. In May 2026, the parties entered into a release and settlement agreement, which was approved by the court on May 22, 2026. On July 20, 2026, the settlement was finalized and the case was voluntarily dismissed with prejudice. As of January 3, 2026, the Company had accrued $50.0 million in self-insurance obligations related to this matter within other current liabilities, which reflected the amount of the agreed upon settlement, and $49.1 million in insurance receivables within prepaid expenses and other current assets on the consolidated balance sheets, which represented recoveries considered probable from purchased insurance coverage. As of October 3, 2026 the settlement obligation has been paid in full and no amounts related to this matter remained accrued within self-insurance obligations within other current liabilities and insurance receivables within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. Refer to Note 4, Prepaid Expenses and Other Current Assets, and Note 7, Other Current Liabilities.

Securities Class Action and Derivative Claim

On August 12, 2025, a purported Company stockholder filed a securities class action complaint in the United States District Court for the District of Oregon against the Company, Paul Thompson, Anthony Amandi, John T. Wyatt, Jean Desravines, Christine Deputy, Michael Nuzzo, Benjamin Russell, Joel Schwartz, Alyssa Waxenberg, and Preston Grasty (collectively, the "KinderCare Defendants"), each of whom were officers or directors at the time of the Company's initial public offering ("IPO"), Partners Group Holding AG, the Company's majority stockholder, and the representatives of the underwriters in the Company's IPO, Goldman Sachs & Co LLC, Morgan Stanley & Co LLC, Barclays Capital Inc., and UBS Securities LLC. A consolidated complaint was filed on February 6, 2026 alleging that defendants violated Sections 11, 15, and 12(a)(2) of the Securities Act of 1933 by making material misstatements or omissions in offering documents filed in connection with the IPO. The complaint seeks unspecified damages, interest, fees, and costs on behalf of purchasers and/or acquirers of common stock issued in the IPO, as well as unspecified equitable relief. On April 7, 2026, the KinderCare Defendants filed a Motion to Dismiss the complaint for failure to state a claim. The Motion to Dismiss hearing occurred on November 5, 2026, and the Motion remains pending. The Company intends to vigorously defend against the claims in this action. Any potential loss arising from this claim is not currently probable or estimable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, our unaudited condensed consolidated financial statements and notes thereto for the three and nine months ended October 3, 2026 and September 27, 2025 included elsewhere in this Quarterly Report on Form 10-Q and audited consolidated financial statements and notes thereto for the fiscal year ended January 3, 2026 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026. Some of the information included in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our Company

KinderCare Learning Companies, Inc. (“the Company,” “we,” “us,” and “our”) is a leading provider of high-quality early childhood education (“ECE”) in the United States. We are a mission-driven organization, rooted in a commitment to providing all children with the very best start in life. We serve children ranging from six weeks to 12 years of age across our market-leading footprint of 1,556 early childhood education centers with center capacity for 209,418 children and 1,208 before- and after-school sites located in 42 states and the District of Columbia as of October 3, 2026.

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

	October 3,	January 3,	September 27,	December 28,
	2026	2026	2025	2024
Early childhood education centers	1,556	1,601	1,595	1,574
Before- and after-school sites	1,208	1,153	1,138	1,025
Total centers and sites	2,764	2,754	2,733	2,599

As of October 3, 2026, we operated 1,556 early childhood education centers with a center capacity for 209,418 children as compared to 1,595 early childhood education centers as of September 27, 2025, with a center capacity for 213,709 children. During the nine months ended October 3, 2026, total centers decreased by 45 due to 69 permanent center closures as part of our ongoing center optimization initiative, partially offset by opening 14 centers and acquiring 10 centers. During the nine months ended September 27, 2025, total centers increased by 21 due to acquiring 20 centers and opening 13 centers, partially offset by 12 permanent center closures.

As of October 3, 2026, we operated 1,208 before- and after-school sites, an increase of 70 sites from 1,138 before- and after-school sites as of September 27, 2025. Total before- and after-school sites increased by 55 during the nine months ended October 3, 2026 due to opening 178 sites, partially offset by 123 permanent closures. Total before- and after-school sites increased by 113 during the nine months ended September 27, 2025 due to opening 212 sites, partially offset by 99 permanent site closures.

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

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Average weekly ECE FTEs	132,230	140,515	138,337	144,534

Average weekly ECE FTEs decreased by 8,285, or 5.9%, and 6,197, or 4.3%, for the three and nine months ended October 3, 2026 as compared to the three and nine months ended September 27, 2025, respectively, primarily due to lower FTEs at same-centers, as well as operating fewer centers. The impact of operating fewer centers from our ongoing center optimization initiative reduced average weekly ECE FTEs by approximately 190 basis points and 130 basis points for the three and nine months ended October 3, 2026 as compared to the three and nine months ended September 27, 2025, respectively.

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

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
ECE same-center occupancy	63.8%	67.0%	66.4%	69.0%

ECE same-center occupancy decreased by 320 basis points and 260 basis points for the three and nine months ended October 3, 2026 as compared to the three and nine months ended September 27, 2025, respectively, primarily due to lower enrollment. For both the three and nine months ended October 3, 2026, our center optimization initiative positively impacted ECE same-center occupancy by approximately 150 basis points as a result of closing underperforming centers.

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

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
ECE same-center revenue	$597,024	$616,913	$1,816,868	$1,865,078

ECE same-center revenue decreased by $19.9 million, or 3.2%, for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025. This decrease was driven by $20.8 million lower revenue from centers that were classified as same-centers as of both October 3, 2026 and September 27, 2025. Additionally, same-center revenue decreased by $12.0 million due to center closures as of October 3, 2026. These decreases were partially offset by $12.9 million in ECE same-center revenue growth driven by the impact of new and acquired centers not yet classified as same-centers as of September 27, 2025.

ECE same-center revenue decreased by $48.2 million, or 2.6%, for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025. This decrease was driven by $47.7 million lower revenue from centers that were classified as same-centers as of both October 3, 2026 and September 27, 2025. Additionally, same-center revenue decreased by $38.7 million due to center closures as of October 3, 2026. These decreases were partially offset by $38.2 million in ECE same-center revenue growth driven by the impact of new and acquired centers not yet classified as same-centers as of September 27, 2025.

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

The following table sets forth our results of operations including as a percentage of revenue for the three months ended October 3, 2026 and September 27, 2025 (in thousands, except per share data and percentages):

	Three Months Ended
	October 3, 2026		September 27, 2025
Revenue	$665,336		$676,830
Costs and expenses:
Cost of services (excluding depreciation and impairment)	551,234	82.9%	543,139	80.2%
Depreciation and amortization	30,341	4.6%	31,019	4.6%
Selling, general, and administrative expenses	72,555	10.9%	73,043	10.8%
Impairment losses	86,755	13.0%	3,309	0.5%
Total costs and expenses	740,885	111.4%	650,510	96.1%
(Loss) income from operations	(75,549)	(11.4%)	26,320	3.9%
Interest expense	18,303	2.8%	24,095	3.6%
Interest income	(967)	(0.1%)	(1,731)	(0.3%)
Other expense (income), net	316	0.0%	(2,249)	(0.3%)
(Loss) income before income taxes	(93,201)	(14.0%)	6,205	0.9%
Income tax (benefit) expense	(8,230)	(1.2%)	1,655	0.2%
Net (loss) income	$(84,971)	(12.8%)	$4,550	0.7%
Net (loss) income per common share:
Basic	$(0.71)		$0.04
Diluted	$(0.71)		$0.04
Weighted average number of common shares outstanding:
Basic	118,862		118,353
Diluted	118,862		118,413

The following table sets forth our results of operations including as a percentage of revenue for the nine months ended October 3, 2026 and September 27, 2025 (in thousands, except per share data and percentages):

	Nine Months Ended
	October 3, 2026		September 27, 2025
Revenue	$2,035,380		$2,045,184
Costs and expenses:
Cost of services (excluding depreciation and impairment)	1,669,591	82.0%	1,578,804	77.2%
Depreciation and amortization	93,117	4.6%	92,070	4.5%
Selling, general, and administrative expenses	216,752	10.6%	223,418	10.9%
Impairment losses	401,153	19.7%	7,054	0.3%
Total costs and expenses	2,380,613	117.0%	1,901,346	93.0%
(Loss) income from operations	(345,233)	(17.0%)	143,838	7.0%
Interest expense	54,778	2.7%	64,276	3.1%
Interest income	(2,779)	(0.1%)	(3,814)	(0.2%)
Other income, net	(3,119)	(0.2%)	(4,900)	(0.2%)
(Loss) income before income taxes	(394,113)	(19.4%)	88,276	4.3%
Income tax (benefit) expense	(10,540)	(0.5%)	23,981	1.2%
Net (loss) income	$(383,573)	(18.8%)	$64,295	3.1%
Net (loss) income per common share:
Basic	$(3.23)		$0.54
Diluted	$(3.23)		$0.54
Weighted average number of common shares outstanding:
Basic	118,719		118,300
Diluted	118,719		118,368

Comparison of the Three Months Ended October 3, 2026 and September 27, 2025

Revenue

	Three Months Ended		Change
	October 3, 2026	September 27, 2025	Amount	%
Early childhood education centers	$607,342	$626,987	$(19,645)	(3.1)%
Before- and after-school sites	57,994	49,843	8,151	16.4%
Total revenue	$665,336	$676,830	$(11,494)	(1.7)%

Total revenue decreased by $11.5 million, or 1.7%, for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025.

Revenue from early childhood education centers decreased by $19.6 million, or 3.1%, for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025. The decrease was driven by 5.9% lower enrollment, partially offset by 2.8% increase from higher tuition rates. The impact of operating fewer centers from our ongoing center optimization initiative reduced enrollment by approximately 190 basis points for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025.

The $19.6 million decrease in revenue from early childhood education centers for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025 was comprised of $19.9 million lower ECE same-center revenue, partially offset by a $0.3 million net increase in revenue from centers that were not classified as same-centers.

Revenue from before- and after-school sites increased by $8.2 million, or 16.4%, for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025 primarily due to increased enrollment and opening new sites.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $8.1 million, or 1.5%, for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025. The increase was driven by $6.0 million higher insurance, janitorial, utilities and food costs, combined with an increase in marketing spend. The increase was also attributable to $4.4 million higher rent expense from new and acquired centers, partially offset by center closures from our center optimization initiative. These increases were partially offset by $4.3 million lower personnel costs due to reduced labor hours as a result of lower enrollment.

Depreciation and amortization

Depreciation and amortization remained relatively consistent for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $0.5 million, or 0.7%, for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025. This was driven by $3.2 million lower personnel costs primarily due to reduced expenses from long-term incentive awards and non-qualified deferred compensation plans, partially offset by increased severance expense from organizational changes during the quarter. The decrease was also due to $1.6 million in professional fees as a result of investments in new technology and digital solutions as well as the July 2025 repricing amendment to the First Term Loan Facility during the three months ended September 27, 2025. These decreases were partially offset by a $3.4 million increase in closed center costs due to our center optimization initiative, primarily related to rent, maintenance, and property tax expenses on closed centers which continue to have remaining lease obligations.

Impairment losses

Impairment losses increased by $83.4 million, for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025, primarily driven by $71.4 million in goodwill impairment as a result of testing performed during the third quarter of fiscal 2026 triggered by further deterioration in our market capitalization from an additional decline in our stock price. Additionally, impairment of long-lived assets increased by $8.4 million due to more centers closed or identified for closure and centers with reduced cash flow projections as a result of lower operational performance during the three months ended October 3, 2026. Indefinite-lived intangible assets impairment of $3.7 million was recognized during the three months ended October 3, 2026 as the result of fully impairing certain legacy trade names and trademarks.

Interest expense

Interest expense decreased by $5.8 million, or 24.0%, for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025. This decrease was primarily driven by the $5.4 million loss on extinguishment of debt recognized in the three months ended September 27, 2025 in connection with the July 2025 repricing amendment to the First Lien Term Loan Facility.

Interest income

Interest income remained relatively consistent for the three months ended October 3, 2026 as compared to the three months ended September 27, 2025.

Other expense (income), net

Other expense (income), net decreased by $2.6 million to an expense for the three months ended October 3, 2026 as compared to income for the three months ended September 27, 2025. The decrease was primarily comprised of net changes in realized and unrealized gains from investments held in deferred compensation asset trusts.

Income tax (benefit) expense

Income taxes decreased $9.9 million to an income tax benefit for the three months ended October 3, 2026, as compared to income tax expense for the three months ended September 27, 2025. The effective tax rate was 8.8% for the three months ended October 3, 2026, as compared to 26.7% for the three months ended September 27, 2025. Compared to the statutory rate, the reduction in the effective tax rate for the three months ended October 3, 2026 was primarily due to nondeductible goodwill impairment during the third quarter, combined with the relative impact of recurring nondeductible expenses, which had a proportionally greater impact on the effective tax rate when applied to the loss before income taxes for the three months ended October 3, 2026. Compared to the statutory rate, the difference in the effective tax rate for the three months ended September 27, 2025, was primarily due to the impact of state and local taxes.

Comparison of the Nine Months Ended October 3, 2026 and September 27, 2025

Revenue

	Nine Months Ended		Change
	October 3, 2026	September 27, 2025	Amount	%
Early childhood education centers	$1,855,571	$1,889,669	$(34,098)	(1.8)%
Before- and after-school sites	179,809	155,515	24,294	15.6%
Total revenue	$2,035,380	$2,045,184	$(9,804)	(0.5)%

Total revenue decreased by $9.8 million, or 0.5%, for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025.

Revenue from early childhood education centers decreased by $34.1 million, or 1.8%, for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025. The decrease was driven by 4.3% lower enrollment, partially offset by 2.5% increase from higher tuition rates. The impact of operating fewer centers from our ongoing center optimization initiative reduced enrollment by approximately 130 basis points for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025.

The $34.1 million decrease in revenue from early childhood education centers for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025 was comprised of $48.2 million lower ECE same-center revenue, partially offset by a $14.1 million net increase in revenue from centers that were not classified as same-centers.

Revenue from before- and after-school sites increased by $24.3 million, or 15.6%, for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025 primarily due to opening new sites and higher rates.

Cost of services (excluding depreciation and impairment)

Cost of services (excluding depreciation and impairment) increased by $90.8 million, or 5.8%, for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025. The increase was driven by $40.1 million higher insurance, janitorial, utilities and food costs combined with an increase in marketing spend. Additionally, the increase was attributable to $30.1 million of Employee Retention Credits ("ERC") recognized during the nine months ended September 27, 2025, which offsets cost of services (excluding depreciation and impairment) in the comparative period. Rent expense increased $20.3 million due to new and acquired centers and sites as well as contractual rent increases, partially offset by center closures from our center optimization initiative.

Depreciation and amortization

Depreciation and amortization increased by $1.0 million, or 1.1%, for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025. This increase was primarily due to higher depreciation expense as a result of assets placed into service from internally developed software and system upgrades.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $6.7 million, or 3.0%, for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025. Personnel costs were $11.9 million lower primarily due to reduced incentive compensation expense reflective of operating performance, as well as lower stock-based compensation due to certain awards becoming fully vested combined with awards granted during the current period at a lower fair value than previously granted awards. This decrease was partially offset by a $4.4 million increase in closed center costs due to our center optimization initiative primarily related to rent, maintenance and property tax expenses on closed centers which continue to have remaining lease obligations.

Impairment losses

Impairment losses increased by $394.1 million, for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025. This increase was primarily driven by a $344.9 million goodwill impairment as a result of testing performed during the first and third quarters of fiscal 2026 triggered by deterioration in our market capitalization from declines in our stock price. Additionally, impairment of long-lived assets increased by $45.5 million due to more centers with reduced cash flow projections as a result of lower operational performance as well as centers closed and early lease terminations executed during the nine months ended

October 3, 2026. Indefinite-lived intangible assets impairment of $3.7 million was recognized during the nine months ended October 3, 2026 as the result of fully impairing certain legacy trade names and trademarks.

Interest expense

Interest expense decreased by $9.5 million, or 14.8%, for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025. This decrease was primarily driven by a $7.5 million decrease in term loan interest expense due to lower interest rates on the First Lien Term Loan Facility, partially as a result of the July 2025 repricing amendment, and the $5.4 million loss on extinguishment of debt recognized in the nine months ended September 27, 2025 in connection with the amendment. This decrease was partially offset by losses on interest rate derivative contracts reclassified into net loss during the nine months ended October 3, 2026 compared to gains reclassified into net income during the nine months ended September 27, 2025.

Interest income

Interest income remained relatively consistent for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025.

Other income, net

Other income, net remained relatively consistent for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025 and was primarily comprised of net changes in realized and unrealized gains from investments held in deferred compensation asset trusts.

Income tax (benefit) expense

Income taxes decreased $34.5 million to an income tax benefit for the nine months ended October 3, 2026, as compared to income tax expense for the nine months ended September 27, 2025. The effective tax rate was 2.7% for the nine months ended October 3, 2026 as compared to 27.2% for the nine months ended September 27, 2025. Compared to the statutory rate, the reduction in the effective tax rate for the nine months ended October 3, 2026 was primarily due to nondeductible goodwill impairment recorded during the first and third quarters of the fiscal year ending January 2, 2027. Compared to the statutory rate, the difference in the effective tax rate for the nine months ended September 27, 2025, was due to state and local income taxes.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we also provide the below non-GAAP financial measures. EBIT, EBITDA, adjusted EBITDA, adjusted net (loss) income, and adjusted net (loss) income per common share (collectively referred to as the “non-GAAP financial measures”) are not presentations made in accordance with GAAP, and should not be considered as an alternative to net income or loss, income or loss from operations, or any other performance measure in accordance with GAAP, or as an alternative to cash provided by operating activities as a measure of our liquidity. Consequently, our non-GAAP financial measures should be considered together with our consolidated financial statements, which are prepared in accordance with GAAP.

We present EBIT, EBITDA, adjusted EBITDA, adjusted net (loss) income, and adjusted net (loss) income per common share because we consider them to be important supplemental measures of our performance and believe they are useful to securities analysts, investors, and other interested parties. Specifically, adjusted EBITDA and adjusted net (loss) income allow for an assessment of our operating performance without the effect of charges that do not relate to the core operations of our business. We also use these non-GAAP financial measures for budgeting and compensation purposes.

EBIT, EBITDA, adjusted EBITDA, adjusted net (loss) income, and adjusted net (loss) income per common share have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;
•
they do not reflect income tax (benefit) expense or the cash requirements for income tax liabilities;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will have to be replaced in the future, and EBIT, EBITDA, adjusted EBITDA, adjusted net (loss) income, and adjusted net (loss) income per common share do not reflect cash requirements for such replacements;
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

The following table shows EBIT, EBITDA, and adjusted EBITDA for the periods presented, and the reconciliation to its most comparable GAAP measure, net (loss) income, for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Net (loss) income	$(84,971)	$4,550	$(383,573)	$64,295
Add back:
Interest expense	18,303	24,095	54,778	64,276
Interest income	(967)	(1,731)	(2,779)	(3,814)
Income tax (benefit) expense	(8,230)	1,655	(10,540)	23,981
EBIT	$(75,865)	$28,569	$(342,114)	$148,738
Add back:
Depreciation and amortization	30,341	31,019	93,117	92,070
EBITDA	$(45,524)	$59,588	$(248,997)	$240,808
Add back:
Impairment losses (1)	86,755	3,309	401,153	7,054
Stock-based compensation (2)	1,307	2,826	5,478	10,360
COVID-19 Related Stimulus, net (3)	—	—	—	(26,713)
Other costs (4)	—	672	—	882
Adjusted EBITDA	$42,538	$66,395	$157,634	$232,391

Adjusted net (loss) income and adjusted net (loss) income per common share

Adjusted net (loss) income is defined as net (loss) income adjusted for income tax (benefit) expense, amortization of intangible assets, impairment losses, stock-based compensation, COVID-19 Related Stimulus, net, other costs, and non-GAAP income tax (benefit) expense because these charges do not relate to the core operations of our business. Adjusted net (loss) income per common share is defined as the amount of adjusted net (loss) income per weighted average number of common shares outstanding. We present adjusted net (loss) income and adjusted net (loss) income per common share because we consider them to be important measures used to evaluate our operating performance internally. We believe the use of adjusted net (loss) income and adjusted net (loss) income per common share provides investors with consistency in the evaluation of the Company as they offer a meaningful comparison of past, present, and future operating results, as well as more useful financial comparisons to our peers. We believe these supplemental measures can be used to assess the financial performance of our business without regard to certain costs that are not representative of our continuing operations.

The following table shows adjusted net (loss) income and adjusted net (loss) income per common share for the periods presented and the reconciliation to the most comparable GAAP measure, net (loss) income and net (loss) income per common share, respectively, for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2026	2025	2026	2025
Net (loss) income	$(84,971)	$4,550	$(383,573)	$64,295
Income tax (benefit) expense	(8,230)	1,655	(10,540)	23,981
Net (loss) income before income tax	$(93,201)	$6,205	$(394,113)	$88,276
Add back:
Amortization of intangible assets	2,074	2,152	6,222	6,770
Impairment losses (1)	86,755	3,309	401,153	7,054
Stock-based compensation (2)	1,307	2,826	5,478	10,360
COVID-19 Related Stimulus, net (3)	—	—	—	(26,713)
Loss on extinguishment of long-term debt, net	—	5,434	—	5,434
Other costs (4)	—	672	—	882
Adjusted (loss) income before income tax	(3,065)	20,598	18,740	92,063
Adjusted income tax (benefit) expense (5)	(52)	5,316	7,638	23,761
Adjusted net (loss) income	$(3,013)	$15,282	$11,102	$68,302
Net (loss) income per common share:
Basic	$(0.71)	$0.04	$(3.23)	$0.54
Diluted	$(0.71)	$0.04	$(3.23)	$0.54
Adjusted net (loss) income per common share:
Basic	$(0.03)	$0.13	$0.09	$0.58
Diluted	$(0.03)	$0.13	$0.09	$0.58
Weighted average number of common shares outstanding:
Basic	118,862	118,353	118,719	118,300
Diluted	118,862	118,413	118,719	118,368

Explanation of add backs:

(1)
Represents impairment charges for goodwill, indefinite-lived intangible assets and long-lived assets. Goodwill impairment recognized during the three and nine months ended October 3, 2026 of $71.4 million and $344.9 million, respectively, was driven by the further deterioration in our market capitalization from a continued decline in our stock price during the first and third quarters of fiscal 2026. Impairments of long-lived assets for the periods presented was a result of reduced operating performance at certain centers due to the impact of changing demographics in certain locations in which we operate and current macroeconomic conditions on our overall operations, as well as centers closed or identified for closure and early lease terminations executed. During the three and nine months ended October 3, 2026 the Company recognized indefinite-lived intangible assets impairment of $3.7 million as the result of fully impairing certain legacy trade names and trademarks. Refer to Note 5 and Note 10 of our unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q for further information on our goodwill, indefinite-lived intangible assets, and long-lived asset impairment analysis.
(2)
Represents non-cash stock-based compensation expense in accordance with Accounting Standards Codification (“ASC”) 718, Compensation: Stock Compensation.
(3)
Includes expense reimbursements and revenue arising from the COVID-19 pandemic, net of pass-through expenses incurred as a result of certain grant requirements. During the nine months ended September 27, 2025, we recognized $30.1 million of ERC offsetting cost of services (excluding depreciation and impairment) as well as $2.1 million in professional fees in selling, general, and administrative expenses as a result of calculating and filing for ERC. COVID-19 Related Stimulus is net of pass-through expenses incurred as stipulated within certain grants of $1.9 million during the nine months ended September 27, 2025. Additionally, we recognized $0.7 million during the nine months ended September 27, 2025 in funding for reimbursement of center operating expenses in cost of services (excluding depreciation and impairment).
(4)
For both the three and nine months ended September 27, 2025, other costs includes $0.7 million in transaction costs associated with repricing our First Lien Term Loan Facility and for the nine months ended September 27, 2025, other costs also includes $0.2 million in costs related to our IPO. These costs represent items management believes are not indicative of core operating performance.

(5)
Includes the tax effect of the non-GAAP adjustments, calculated using the appropriate federal and state statutory tax rate and the applicable tax treatment for each adjustment. The non-GAAP tax rate was 1.7% and 40.8% for the three and nine months ended October 3, 2026, respectively, and 25.8% for both the three and nine months ended September 27, 2025. Our statutory rate is re-evaluated at least annually.

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

Debt facilities

As of October 3, 2026, our Credit Agreement consists of a $962.0 million First Lien Term Loan Facility and a $262.5 million First Lien Revolving Credit Facility.

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

As of October 3, 2026, there were no outstanding borrowings under the First Lien Revolving Credit Facility and we had an available borrowing capacity of $187.7 million after giving effect to the outstanding letters of credit under the Credit Agreement of $74.8 million.

The interest rates effective as of October 3, 2026 were 6.82% on the First Lien Term Loan Facility, 2.00% on outstanding letters of credit in addition to a 0.125% fronting fee, and 0.25% on the unused portion of the First Lien Revolving Credit Facility.

The weighted average interest rate during the nine months ended October 3, 2026 for the First Lien Term Loan Facility was 6.46%.

All obligations under the Credit Agreement are secured by substantially all of our assets. The Credit Agreement contains various financial and nonfinancial loan covenants and provisions.

Under the Credit Agreement, the financial loan covenant is a quarterly maximum First Lien Term Loan Facility net leverage ratio (as defined in the Credit Agreement) to be tested only if, on the last day of each fiscal quarter, the amount of revolving loans outstanding on the First Lien Revolving Credit Facility (excluding all letters of credit) exceeds 35% of total revolving commitments on such date. As this threshold was not met as of October 3, 2026 the quarterly maximum First Lien Term Loan Facility net leverage ratio financial covenant was not in effect. Nonfinancial loan covenants restrict our ability to, among other things, incur additional debt; make fundamental changes to the business; make certain restricted payments, investments, acquisitions, and dispositions; or engage in certain transactions with affiliates.

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

As of October 3, 2026, we were in compliance with all covenants of the Credit Agreement.

In February 2024, we entered into a credit facilities agreement, dated as of February 1, 2024, which allows for $20.0 million in letters of credit to be issued (“LOC Agreement”). We pay an interest rate of 5.95% on any outstanding balance and 0.25% on any unused portion. The LOC Agreement matures in December 2026. As of October 3, 2026, there were $20.0 million outstanding letters of credit under the LOC Agreement.

We do not engage in off-balance sheet financing arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Refer to Note 8 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our debt facilities.

Cash flows

The following table summarizes our cash flows (in thousands) for the periods presented:

	Nine Months Ended
	October 3, 2026	September 27, 2025
Cash provided by operating activities	$109,800	$234,282
Cash used in investing activities	(91,334)	(114,423)
Cash used in financing activities	(8,359)	(7,461)
Net change in cash, cash equivalents, and restricted cash	10,107	112,398
Cash, cash equivalents, and restricted cash at beginning of period	133,299	62,430
Cash, cash equivalents, and restricted cash at end of period	$143,406	$174,828

Net cash provided by operating activities

Cash provided by operating activities decreased by $124.5 million for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025. Net income, adjusted for non-cash items, decreased by $72.1 million primarily due to the decline in operating performance. The net changes in operating assets and liabilities resulted in a $52.4 million decrease in cash primarily driven by lower accrued compensation due to timing of our fiscal quarter ends as well as payments for early lease terminations during the nine months ended October 3, 2026.

Net cash used in investing activities

Cash used in investing activities decreased by $23.1 million for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025, primarily driven by lower payments for acquisitions.

Net cash used in financing activities

Cash used in financing activities increased by $0.9 million for the nine months ended October 3, 2026 as compared to the nine months ended September 27, 2025. The increase was primarily due to higher principal payments on the First Lien Term Loan Facility driven by the timing of fiscal quarter ends.

Cash requirements

As of October 3, 2026, we had the following obligations:

•
Total lease obligations, including imputed interest, of $3.3 billion expected to be paid out as follows: $59.2 million for the remainder of fiscal 2026, $619.7 million in years two to three, $540.4 million in years four to five, and $2.1 billion thereafter through the maturity of our lease agreements. Refer to Note 6 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Long-term debt obligations, including interest, of $1.2 billion expected to be paid out as follows: $19.5 million for the remainder of fiscal 2026, $164.7 million in years two to three, and $1,032.3 million in years four to five through June

2030 when the First Lien Term Loan Facility matures. Refer to Note 8 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
•
Self-insurance obligations of $77.5 million expected to be paid out as claims are settled and cash outflows cannot be estimated reliably.
•
Deferred compensation plan of $45.5 million expected to be paid out based on the individual plan participant and cash outflows cannot be estimated reliably.
•
Service arrangements which include certain information technology, labor management software, and maintenance services of $57.6 million expected to be paid out as follows: $3.0 million for the remainder of fiscal 2026, $32.2 million in years two to three, $12.5 million in years four to five, and $9.9 million thereafter.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of October 3, 2026, due to the material weakness in internal control over financial reporting described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 3, 2026. However, after giving full consideration to the material weakness described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 3, 2026, the Company's management has concluded that its condensed consolidated financial statements, present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

Remediation Plan for the Material Weakness

We continue to make progress toward remediating the material weakness in IT general controls previously identified and described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended January 3, 2026. During the quarter ended October 3, 2026, management continued to improve and test the design and operating effectiveness of internal controls in user access, change management, and computer operations to make further progress toward remediation of the identified material weakness, to respond to changes in the internal control environment (including those resulting from the enterprise resource planning system implementation), to correct deficiencies in IT general controls and other controls, and to preserve the effectiveness of existing internal controls.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For additional information regarding certain material legal proceedings, see Note 15 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended October 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

KinderCare Learning Companies, Inc.

Date: November 12, 2026	By:	/s/ John T. Wyatt
	Name:	John T. Wyatt
	Title:	Chief Executive Officer

Date: November 12, 2026	By:	/s/ Anthony Amandi
	Name:	Anthony Amandi
	Title:	Chief Financial Officer